Form 10-Q
period 1996-03-31
VERITAS SOFTWARE CORP
filed 1996-05-16
CIK 867666

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      Form 10-Q


(Mark One)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended March 31, 1996

                                          or

[ ] Transition report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
For the transistion period from ____________  to ____________


                           Commission File Number:  0-22712
                                               -----------


                             VERITAS SOFTWARE CORPORATION
              ----------------------------------------------------------
                (Exact name of registrant as specified in its charter)


            California                                94-2823068

     (State or other jurisdiction        (I.R.S. Employer Identification Number)
   of incorporation or organization)


        1600 Plymouth Street,                                 94043
      Mountain View, California
(Address of principal executive offices)                (Zip Code)





Registrant's telephone number, including area code:        415/335-8000


Indicate by check mark whether the registrant:   (1) has filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   YES        NO


Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of March 31, 1996:

Common Stock, No Par Value  8,874,476 shares

                             VERITAS SOFTWARE CORPORATION


                                        INDEX
                                        -----

PART I.  FINANCIAL INFORMATION                                  Page no.
- - ------------------------------                                  --------

Item 1. Financial Statements

       Condensed Balance Sheets at March 31, 1996
       and December 31, 1995                                        3

       Condensed Statements of Income for the three
       months ended March 31, 1996 and 1995                         4

       Condensed Statements of Cash Flows for the
       three months ended March 31, 1996 and 1995                   5

       Notes to Condensed Financial Statements                      6

Item 2. Management's Discussion and Analysis of Financial
       Condition and Results of Operations                          7

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                           10

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             VERITAS Software Corporation

                              Condensed Balance Sheets
                                    (IN THOUSANDS)


                                                 March 31,      December 31,
                                                   1996            1995
                                                 ---------      ------------
                                                (unaudited)
                                        ASSETS

Current assets:
   Cash and cash equivalents . . . . . . . .      $ 3,745           $ 2,345
   Short-term investments. . . . . . . . . .       27,870            27,409
   Accounts receivable, net. . . . . . . . .        3,034             2,003
   Notes receivable, net . . . . . . . . . .          463                --
   Prepaid expenses. . . . . . . . . . . . .          577               391
                                                  -------           -------
       Total current assets. . . . . . . . .       35,689            32,148
Property and equipment, net. . . . . . . . .        2,231             2,163
Notes and other assets . . . . . . . . . . .          287               697
                                                  -------           -------
                                                   $38,207          $35,008
                                                  -------           -------
                                                  -------           -------



                         LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Accounts payable. . . . . . . . . . . . .     $    897          $    653
   Other accrued liabilities . . . . . . . .        1,904             2,228
   Deferred revenue. . . . . . . . . . . . .        1,404             1,339
   Current obligations under capital leases.           67               116
                                                  -------           -------
       Total current liabilities . . . . . .        4,272             4,336

Accrued rent . . . . . . . . . . . . . . . .          705               594

Shareholders' equity:
   Common stock. . . . . . . . . . . . . . .       67,514            66,976
   Accumulated deficit . . . . . . . . . . .      (34,284)          (36,898)
                                                  -------           -------
       Total shareholders' equity. . . . . .       33,230            30,078
                                                  -------           -------
                                                  $38,207           $35,008
                                                  -------           -------
                                                  -------           -------



              See accompanying notes to condensed financial statements.

                             VERITAS Software Corporation

                            Condensed Statements of Income
                                     (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                      1996          1995
                                                     ------        ------

User license fees. . . . . . . . . . . . . .        $ 6,693       $ 4,396
Source license fees. . . . . . . . . . . . .            215           262
Services and training. . . . . . . . . . . .            421           488
Porting. . . . . . . . . . . . . . . . . . .            135           502
                                                     -------      -------
   Net revenues. . . . . . . . . . . . . . .          7,464         5,648

Operating expenses:
 Cost of revenues. . . . . . . . . . . . . .            598           803
 Product development . . . . . . . . . . . .          2,048         1,320
 Selling, general and administrative . . . .          2,193         1,962
                                                     -------      -------
   Total operating expenses. . . . . . . . .          4,839         4,085
                                                     -------      -------
Operating income . . . . . . . . . . . . . .          2,625         1,563
 Interest income, net. . . . . . . . . . . .            380           263
 Gain on sale of ViSTA operations. . . . . .              -         1,726
                                                     -------      -------
Income before taxes. . . . . . . . . . . . .          3,005         3,552
 Provision for income taxes. . . . . . . . .            391           249
                                                     -------      -------
Net income . . . . . . . . . . . . . . . . .        $ 2,614       $ 3,303
                                                     -------      -------
                                                     -------      -------
Net income per share . . . . . . . . . . . .          $0.28         $0.37
                                                     -------      -------
                                                     -------      -------

Shares used in per share computation . . . .          9,419         8,786
                                                     -------      -------
                                                     -------      -------



              See accompanying notes to condensed financial statements.

                             VERITAS Software Corporation

                          Condensed Statements of Cash Flows
                                     (Unaudited)
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                    (IN THOUSANDS)

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                      1996          1995
                                                     ------        ------

OPERATING ACTIVITIES
   Net income. . . . . . . . . . . . . . . .        $ 2,614       $ 3,303
   Adjustments to reconcile net income to net
       cash provided by (used in) operating
       activities:
   Depreciation and amortization . . . . . .            374           397
   Accrued rent. . . . . . . . . . . . . . .            111             -
   Gain on sale of ViSTA operations. . . . .              -        (1,726)
   Changes in operating assets and
   liabilities:
       Accounts receivable . . . . . . . . .         (1,031)          360
       Prepaid expenses  . . . . . . . . . .           (186)         (279)
       Other assets. . . . . . . . . . . . .             (3)           (8)
       Accounts payable  . . . . . . . . . .            244           228
       Other accrued liabilities . . . . . .           (324)         (632)
       Deferred revenue. . . . . . . . . . .             65          (210)
                                                     --------    --------
           Net cash provided by operating
                 activities. . . . . . . . .          1,864         1,433

INVESTING ACTIVITIES
   Purchases of short-term investments, net            (461)       (2,500)
   Purchase of  equipment. . . . . . . . . .           (442)       (1,064)
   Proceeds from sale of ViSTA operations. .              -         2,172
   Payment received on note. . . . . . . . .            188             -
   Issuance of note to ACSC. . . . . . . . .           (238)            -
                                                     --------    --------
           Net cash used in investing
                 activities. . . . . . . . .           (953)       (1,392)

FINANCING ACTIVITIES
   Principal payments under capital lease
         obligations . . . . . . . . . . . .            (49)          (83)
   Proceeds from sale of common stock, net .            538           248
                                                     --------    --------
           Net cash provided by  financing
                 activities. . . . . . . . .            489           165
                                                     --------    --------

Net increase in cash and cash equivalents. .          1,400           206
Cash and cash equivalents at beginning of
      period . . . . . . . . . . . . . . . .          2,345         8,686
                                                     --------    --------
Cash and cash equivalents at end of period .        $ 3,745       $ 8,892
                                                     --------    --------
                                                     --------    --------



              See accompanying notes to condensed financial statements.

                             VERITAS Software Corporation

                       Notes to Condensed Financial Statements
                                    March 31, 1996
                                     (Unaudited)


1. Basis of presentation

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The following information should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  Use of estimates.

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  Net  income per share.

       Net income per share has been computed using the weighted average number of common shares outstanding, after giving effect to dilutive common stock equivalents. Common stock equivalents consist of the dilutive shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

4.  Acquisition of ACSC.

       On April 1, 1996, the Company purchased for cash 100% of the capital stock of Advanced Computing Systems Company ("ACSC"). ACSC develops media management software. The Company will pay the outstanding liabilities of ACSC and pay the shareholder of ACSC an additional amount of cash such that the total liabilities and cash paid to the shareholder equals $3,000,000. The Company has agreed to pay the shareholder of ACSC a royalty on certain product revenue derived from the assets acquired. The royalty will apply to revenue recognized according to the Company's standard revenue recognition policy starting the fifth quarter after the quarter in which the acquisition is completed.
Royalties will be payable over five years up to an amount where total royalties paid, plus the initial cash purchase of $3,000,000, equals $5,500,000. The Company is expecting that a portion, yet to be determined, of the purchase price will be allocated to in-process research and development which will be expensed in the second quarter of 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The following information should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

       The following discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those in the forward-looking statements contained in the following discussion. Among such important factors are (i) the Company's timely development and market acceptance of new non-OEM products, (ii) the timely creation of versions of the Company's products for the Microsoft Windows NT operating system, (iii) the impact of Windows NT and other operating systems on the UNIX market which the Company's current products are dependent, (iv) the reliance on OEMs to continue porting and shipping the Company's products, (v) the ability of the Company to successfully expand the distribution of its products through new and unproven channels, including resellers, integrators, distributors and end-users, (vi) the uncertainty of the labor market and local regulations in India, (vii) the Company's ability to hire and retain research and development personnel with appropriate skills in a highly competitive Santa Clara Valley labor market, and
(viii) such risks and uncertainties as are detailed from time to time in the Company's SEC reports and filings, including the Form 10-K for the 1995 fiscal year.

RESULTS OF OPERATIONS

       NET REVENUES

       Net revenues increased from $5,648,000 in the three months ended March 31, 1995 to $7,464,000 in the three months ended March 31, 1996, an increase of $1,816,000, or 32%. This increase reflects primarily a growth in user license fees. ViSTA operations contributed net revenues of $677,000 in the first quarter of 1995, compared to no revenue in the same quarter of 1996. ViSTA was sold to CenterLine on March 31, 1995. Excluding ViSTA, net revenues increased $2,493,000, or 50%, in the first three months of 1996 compared to the same period of 1995.

       USER LICENSE FEES

       User license fees increased from $4,396,000 in the first quarter of 1995 to $6,693,000 for the same period of 1996, an increase of $2,297,000, or 52%. This increase primarily reflects the growth in the volume of sales by OEMs, new OEMs commencing to ship product and an increase in the sales of shrink-wrap versions of the Company's products in non-OEM sales channels, including FirstWatch high availability products acquired from Tidalwave in April 1995. There can be no assurance that user license fees will increase at the same rate in the future since the Company has limited experience in the non-OEM channel and there is no assurance that the OEMs will continue to license the Company's products. ViSTA user license fees were $522,000 in the first quarter of 1995, compared to no license fees in the same period of 1996.

       SERVICES AND TRAINING

       Services and training revenue, primarily derived from annual maintenance agreements and training, decreased from $488,000 in the first quarter of 1995 to $421,000 in the same period of 1996, a decrease of $67,000, or 14%. ViSTA services and training revenue was $120,000 in the first three months of 1995, compared to no service and training revenue in the first three months of 1996. Excluding ViSTA, service and training revenues increased $53,000, or 14%, in the first three months of 1996 compared to the same period of 1995.

       PORTING

       Porting revenue decreased from $502,000 in the first quarter of 1995 to $135,000 in the first quarter of 1996, a decrease of $367,000, or 73%. The Company generally does not seek porting or any other custom work, but the Company does enter into agreements which it believes would result in useful extensions to current products and result in the growth of user license fees.

       COST OF REVENUES

       Cost of revenues includes cost of porting and other non-recurring engineering services, the costs of providing support services to the Company's customers, and the costs associated with user and source license fees. Cost of revenues decreased from $803,000 in the quarter ended March 31, 1995 to $598,000 in the quarter ended March 31, 1996, an decrease of $205,000, or 26%, primarily due to a decrease in porting activities. Cost of porting decreased from $430,000 in the first quarter of 1995 to $126,000 in the same period of 1995, a decrease of $304,000, or 71%. This decrease was due to the completion of projects. Cost of license fees increased $81,000 in the first quarter of 1996 compared to the same period of 1995 primarily due of higher sales volumes and resulting royalties paid to third parties.

       PRODUCT DEVELOPMENT

       Product development increased from $1,320,000 in the quarter ended March 31, 1995 to $2,048,000 in the quarter ended March 31, 1995, an increase of $728,000, or 55%. This increase in product development expenses were primarily attributable to increased headcount related to new product development activities. Total product development headcount increased from 40 at March 31, 1995 to 63 at March 31, 1996, including 16 contract employees based in India as part of the Company's development agreement with Frontier Software Development (India) Pvt. Ltd. ("Frontier").

       SELLING, GENERAL AND ADMINISTRATIVE

       Selling, general and administrative expenses increased from $1,962,000 in the quarter ended March 31, 1995 to $2,193,000 in the quarter ended March 31, 1996, an increase of $231,000, or 12%. The increases during these periods were primarily a result of an increase in the number of sales representatives and marketing personnel as the Company continues to invest in the development of non-OEM channels. Selling, general and administrative expenses as a percentage of total net revenues decreased from 35% in the first quarter of 1995 to 29% in the first quarter of 1996. This decrease was primarily a result of increased revenues from user license fees, which did not require a corresponding increase in selling, general and administrative expenses. Since a large portion of the Company's sales and marketing efforts for its storage management products is incurred by OEMs, the Company was able to increase revenues from user license fees without proportionately increasing selling, general and administrative expenses. However, the Company expects selling, general and administrative expenses will increase as a percentage of revenues as non-OEM revenues become a larger percentage of the Company's revenues.

       INTEREST INCOME

       Interest income increased for $263,000 in the first quarter of 1995 to $380,000 in the same quarter of 1996, an increase of $117,000, or 44%. This increase reflects higher average investment balances through the first three months of 1996, compared to the same period of 1995.

       PROVISION FOR INCOME TAXES

       Provision for income taxes increased from $249,000 in the quarter ended March 31, 1995 to $391,000 in the quarter ended March 31, 1996, an increase of $142,000, or 57%. This increase reflects the

Company's full utilization of its California loss carryforwards in the first quarter of 1996. The Company had an effective tax rate of 13% in the quarter ended March 31, 1996 compared to 7% for the same period of 1995.

       The Company's tax rate reflects the benefits of federal loss and credit carryforwards. The federal tax loss carryforwards expire in 1996 through 2009. The federal tax laws impose limitations on loss and credit carryforwards in the event that changes in a company's stock ownership over a three year period exceed a specified threshold (a "Change in Ownership"). Based on its analysis of prior stock ownership changes, the Company believes that it has not incurred a Change of Ownership. However, stock ownership changes have caused the percentage of stock ownership change to be slightly below that which results in a Change of Ownership, and sales of shares by shareholders of record prior to the initial public offering within three years after the initial public offering may cause a Change of Ownership to occur. In addition, the Company's analysis of its stock ownership changes, which requires numerous assumptions, is subject to review by the Internal Revenue Service (the "IRS"). If the IRS were to maintain that the Company incurred a Change of Ownership, the Company would be subject to an annual limitation on the utilization of its net operating loss and certain tax credit carryforwards. However, given the Company's current fair market value, such limitation, if any, is not expected to have a significant effect on the Company's utilization of its net operating loss and tax credit carryforwards.

       GAIN ON SALE OF VISTA OPERATION

       During the quarter ended March 31, 1995, the Company recognized a gain of $1,726,000 on the sale of substantially all of the operating assets of its ViSTA testing tools operation. Under the terms of the agreement, the Company received cash of $2,172,000 in 1995, a subordinated promissory note for $750,000 payable in quarterly installments over a two year period and the right to receive royalties on ViSTA related products payable over three years.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary sources of liquidity during the first quarters of 1996 and 1995, respectively, have been equity financing from its 1993 initial public offering of Common Stock and cash generated from operating activities. At March 31, 1996, The Company had $31,615,000 in cash, cash equivalents and short-term investments, compared to $29,754,000 at December 31, 1995, an increase of $1,861,000, or 6%. At March 31, 1996, the Company had working capital of $31,417,000 compared to $27,812,000 at December 31, 1995. The ratio of current assets to current liabilities at March 31, 1996 was 8.35 to one compared to 7.41 to one at December 31, 1995.

       CASH FLOWS FROM OPERATING ACTIVITIES

       Cash provided by operating activities was $1,864,000 for the three months ended March 31, 1996 compared to $1,433,000 provided by operating activities in the same period of 1995. Accounts receivable increased $1,031,000 in the first quarter of 1996 compared to a decrease of $360,000 of in the first quarter of 1995. These increases primarily reflect increased income from operations in the first quarter of 1996 compared to the same period of 1995.

       CASH FLOWS FROM INVESTING ACTIVITIES

       Cash used for investing activities in the first quarter of 1996 was $953,000, including $461,000 used for the net purchase of short-term investments, $442,000 used for the purchase of equipment, and $238,000 used for the issuance of a note to ACSC. The note issued to ACSC was applied to the purchase price of ACSC in the second quarter of 1996. In the second quarter of 1996, the Company paid the outstanding liabilities of ACSC and paid the shareholder of ACSC an additional amount of cash such that the total liabilities and cash paid to the shareholder equaled $3,000,000. Cash provided by investing activities included $188,000 received on the note receivable from Centerline. Expenditures for capital equipment are expected to approximate $2,000,000 for 1996.

       CASH FLOWS FROM FINANCING ACTIVITIES

       Cash provided by financing activities in the first quarter of 1996 was $489,000, primarily provided by the exercise of stock options and the issuance of common stock under the employee stock purchase plan.

       The Company anticipates that its current cash, cash equivalents and short-term investments will be sufficient to fund operating expenses through fiscal 1997, including anticipated capital expenditures and future acquisitions. The Company's long-term liquidity will be affected by numerous factors, including its ability to generate cash from operations, its capital requirements, future acquisitions and or dispositions, and the Company's product development activities. The Company expects to continue to fund these future activities from cash flows from operations and from future financings as required. The Company may seek additional equity or debt financing to satisfy future liquidity and capital resource needs, however, there can be no assurance that capital will be available when needed or, if available, that the terms for obtaining such funds will be favorable to the Company.

PART II. OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       The exhibits listed in the accompanying exhibit index are filed or incorporated by reference as a part of this Quarterly Report on Form 10-Q.

(b)    REPORTS ON FORM 8-K

       The Company did not file any reports on Form 8-K during the quarter ended March 31, 1996.



                                      SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF MOUNTAIN VIEW, STATE OF CALIFORNIA.


                                               VERITAS  Software Corporation
                                               -----------------------------
                                                        (Registrant)


May 8, 1996                                    /s/ Mark Leslie
- - -----------                                    ---------------
(Date)                                         Mark Leslie President, Chief
                                               Executive Officer and Director


May 8, 1996                                    /s/ Chris L. Dier
- - -----------                                    -----------------
(Date)                                         Chris L. Dier
                                               Vice President Finance, Chief
                                               Financial Officer, Secretary and
                                               Treasurer (principal financial
                                               and accounting officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           EXHIBIT TITLE                            PAGE
- - -------                          -------------                            ----

 2.01 Technology Acquisition Agreement dated March 31, 1995 between the Registrant and CenterLine Software, Inc. (incorporated herein by reference to Exhibit 2.01 of the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission (the "SEC") on April 14, 1995)

 2.02 Agreement and Plan of Reorganization between the Registrant and Tidalwave Technologies, Inc. dated April 10, 1995 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

 3.01       Registrant's Amended and Restated Articles of
            Incorporation (incorporated herein by reference to Exhibit
            3.01 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the "1993 Form 10-K"))

 3.02 Registrant's Amended Bylaws (incorporated herein by reference to Exhibit 3.03 of the Registrant's Registration Statement on Form S-1 (File No. 33-70726) filed with the SEC on October 22, 1993, as amended (the "Form S-1"))

 4.01 Form of Specimen Certificate for Registrant's Common Stock (incorporated herein by reference to Exhibit 4.01 to the Form S-1)

 4.02 Registration Rights Agreement dated April 6, 1995 between Registrant and certain Investors as defined therein
            (incorporated by reference to Exhibit 4.02 of the Registrant's Registration Statement on Form S-3 (file No. 33-95558) filed with the SEC on August 9, 1995, as amended

10.01 Registrant's 1985 Stock Option Plan, as amended, and related documents (incorporated herein by reference to Exhibit 10.01 to the Form S-1)

10.02 Registrant's 1991 Executive Stock Option Plan, as amended, and related documents (incorporated herein by reference to Exhibit 10.02 to the Form S-1)*

10.03 Registrant's 1993 Equity Incentive Plan, as amended, and related documents (incorporated herein by reference to Exhibit 10.03 of the Registrant's Quarterly report on Form 10-Q for the quarter ended June 30, 1995 filed with the SEC on August 10, 1995 (the "Form 10-Q"))*

10.04 Registrant's 1993 Directors Stock Option Plan, as amended, and related documents (incorporated herein by reference to Exhibit 10.04 to the Form 10-Q)*

10.05 Registrant's 1993 Employee Stock Purchase Plan, as amended (incorporated herein by reference to Exhibit 10.05 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the SEC on March 29, 1995 (the "Form 10-K"))*

10.06 Registrant's 401(k) Plan (incorporated herein by reference to Exhibit 10.06 to the Form 10-Q)*

10.07 Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.07 to the Form S-1)

10.08 Lease Agreement, dated September 29, 1989, by and between the Registrant and Equitable American Property Company, Inc., including amendments one through five thereto (incorporated herein by reference to Exhibit 10.08 to the Form S-1)

10.09 Office Building Lease, dated September 2, 1994, as amended, by and between the Registrant and John Arriliaga and Richard T. Peery regarding property located in Mountain View, California (incorporated herein by reference to Exhibit 10.09 of the Form 10-K)

10.10       Software Modification and Colabeling Agreement, dated
            January 1, 1991, including amendments one through four thereto, between the Registrant and UNIX System
            Laboratories, Inc. (incorporated herein by reference to Exhibit 10.11 to the Form S-1)**

10.11 Amendment No. 5, dated August 30, 1994, to the Software Modification and Colabeling Agreement, between the Registrant and Novell, Inc., as successor to UNIX System Laboratories, Inc. (incorporated herein by reference to Exhibit 10.11 of the Form 10-K)

10.12       Amendment No. 6, dated January 16, 1995, to the Software
            Modification and

            Colabeling Agreement, between the Registrant and Novell, Inc., as successor to UNIX System Laboratories, Inc.
            (incorporated herein by reference to Exhibit 10.12 of the Form 10-K)**

10.13 Agency Agreement, effective December 8, 1992, between the Registrant and UNIX System Laboratories Pacific, Ltd.
            (incorporated herein by reference to Exhibit 10.12 to the Form S-1)**

10.14 Custom Computer Programming Agreement, dated as of April 30, 1992, between the Registrant and Frontier Software Development (India) Pvt. Ltd. (the "Frontier Programming Agreement") (incorporated herein by reference to Exhibit
            10.13 to the Form S-1)**

10.15 Amendments one through seven to the Frontier Programming Agreement (incorporated herein by reference to Exhibit
            10.15 of the Form 10-K)**

10.16 Licensing Agreement, dated as of March 19, 1991, as amended, between the Registrant and International Business Machines Corporation (the "IBM Licensing Agreement")
            (incorporated herein by reference to Exhibit 10.14 to the Form S-1)**

10.17 Amendment No. 1, dated as of November 14, 1991, to the IBM Licensing Agreement (incorporated herein by reference to Exhibit 10.15 to the Form S-1)**

10.18       Amendment No. 2, dated October 21, 1992 to the IBM
            Licensing Agreement (incorporated herein by reference to Exhibit 10.16 to the Form S-1)**

10.19       Amendment No. 3, dated January 18, 1994 to the IBM
            Licensing Agreement (incorporated herein by reference to Exhibit 10.19 of the Form 10-K)**

10.20       Amendment No. 4, dated November 3, 1994 to the IBM
            Licensing Agreement (incorporated herein by reference to Exhibit 10.20 of the Form 10-K)**

10.21       Form of Source Distribution License Agreement
            (incorporated herein by reference to Exhibit 10.18 to the Form S-1)

10.22 Registrant's 1995 Chief Executive Officer Compensation Plan (incorporated herein by reference to Exhibit 10.24 of the Form 10-K)*

10.23 Registrant's 1995 Executive Officer Compensation Plan - VSM (incorporated herein by reference to Exhibit 10.25 of the Form 10-K)*

10.24 Registrant's 1995 Executive Officer Compensation Plan - VISTA (incorporated herein by reference to Exhibit 10.26 of the Form 10-K)*

10.25 Development Agreement, dated as of July 8, 1995, between the Registrant and Frontier Software Development (India) Pvt. Ltd. (incorporated herein by reference to Exhibit
            10.23 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 filed with the SEC on August 10, 1994, as amended)**

10.27       Financial Data Schedules                                       13


- - -------------------
*    Management contract or compensatory plan or arrangements.
** Confidential treatment has been granted with respect to certain portions of this document.