Form 10-Q
period 1996-06-30
VERITAS SOFTWARE CORP
filed 1996-08-15
CIK 867666

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                      Form 10-Q


(Mark One)

[X]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the quarterly period ended JUNE 30, 1996

                                          or

[ ] Transition report pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934 For the transistion period from ____________ to ____________


                           Commission File Number:  0-22712


                             VERITAS SOFTWARE CORPORATION
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)

         California                                        94-2823068
(State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                    Identification Number)

 1600 Plymouth Street, Mountain View,                        94043
            California                                     (Zip Code)
(Address of principal executive offices)

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

Indicate the number of shares outstanding of each of the registrant's classes of Common Stock as of July 31, 1996:

                     Common Stock, No Par Value  8,933,937 shares

                             VERITAS SOFTWARE CORPORATION


                                        INDEX

PART I.  FINANCIAL INFORMATION                                   Page no.
                                                                  --------

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets at June
         30, 1996 and December 31, 1995                              3

         Condensed Consolidated Statements of Income for
         the Three Months Ended June 30, 1996 and 1995,
         and for the Six Months Ended June 30, 1996 and 1995         4

         Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 1996 and 1995             5

         Notes to Condensed Consolidated Financial Statements        6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                         7

PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to Vote of Security Holders           12

Item 6.  Exhibits and Reports on Form 8-K                            13

Signatures                                                           13

Index to Exhibits                                                    14

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                             VERITAS Software Corporation

                        Condensed Consolidated Balance Sheets
                                    (IN THOUSANDS)


                                                         June 30,  December 31,
                                                           1996       1995
                                                         ---------   ---------
                                                       (unaudited)
                                  ASSETS

Current assets:
    Cash and cash equivalents.........................    $ 1,405     $ 2,345
    Short-term investments............................     31,192      27,409
    Accounts receivable, net..........................      2,006       2,003
    Notes receivable, net.............................        225           -
    Prepaid expenses..................................        386         391
                                                         ---------   ---------
    Total current assets..............................     35,214      32,148
Property and equipment, net............................     2,781       2,163
Notes and other assets.................................     1,377         697
                                                         ---------   ---------
                                                          $39,372     $35,008
                                                         ---------   ---------
                                                         ---------   ---------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable.................................     $ 1,623     $   653
    Other accrued liabilities.........................      1,817       2,228
    Deferred revenue..................................        957       1,339
    Current obligations under capital leases..........         32         116
                                                         ---------   ---------
    Total current liabilities.........................      4,429       4,336

Accrued rent...........................................       804         594

Shareholders' equity:
    Common stock......................................     67,898      66,976
    Accumulated deficit...............................    (33,759)    (36,898)
                                                         ---------   ---------
    Total shareholders' equity........................     34,139      30,078
                                                         ---------   ---------
                                                          $39,372     $35,008
                                                         ---------   ---------
                                                         ---------   ---------

        See accompanying notes to condensed consolidated financial statements.

                             VERITAS Software Corporation

                     Condensed Consolidated Statements of Income
                                     (UNAUDITED)
                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                      Three Months Ended            Six Months Ended
                                                                           June 30,                      June 30,
                                                                   -----------------------       -----------------------
                                                                     1996           1995           1996           1995
                                                                   --------       --------       --------       --------
User license fees...............................................   $ 7,428        $ 4,331        $14,121         $8,727
Source license fees.............................................       325            328            540            590
Services and training...........................................       460            384            881            872
Porting.........................................................       107            325            242            827
                                                                   --------       --------       --------       --------
         Net revenues...........................................     8,320          5,368         15,784         11,016

Operating expenses:
  Cost of revenues..............................................       647            502          1,245          1,305
  Product development...........................................     2,615          1,454          4,663          2,774
  Selling, general and administrative...........................     2,340          1,701          4,533          3,663
  In-process research and development                                2,200              -          2,200              -
                                                                   --------       --------       --------       --------
         Total operating expenses...............................     7,802          3,657         12,641          7,742
                                                                   --------       --------       --------       --------
Operating income ...............................................       518          1,711          3,143          3,274
  Interest income, net..........................................       425            351            805            614
  Gain on sale of ViSTA operations..............................         -              -              -          1,726
                                                                   --------       --------       --------       --------
Income before taxes.............................................       943          2,062          3,948          5,614
  Provision for income taxes....................................       418            145            809            394
                                                                   --------       --------       --------       --------
Net income .....................................................     $ 525        $ 1,917        $ 3,139        $ 5,220
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------
Net income per share............................................     $0.06          $0.21          $0.33          $0.58
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------
Shares used in per share computation............................     9,529          9,166          9,474          8,996
                                                                   --------       --------       --------       --------
                                                                   --------       --------       --------       --------



        See accompanying notes to condensed consolidated financial statements.

                             VERITAS Software Corporation

                   Condensed Consolidated Statements of Cash Flows
                                     (Unaudited)
                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                    (IN THOUSANDS)


                                                                                 Six Months Ended
                                                                                     June 30,
                                                                             ------------------------
                                                                                1996          1995
                                                                             ---------      ---------
OPERATING ACTIVITIES
    Net income... ...................................................        $ 3,139        $ 5,220
    Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
    Depreciation and amortization....................................            679            736
    Gain on sale of ViSTA operations.................................              -         (1,726)
    In-process research and development.                                       2,200              -
    Changes in operating assets and liabilities:
         Accounts receivable.........................................             (3)         1,719
         Prepaid expenses ...........................................              5           (199)
         Notes and other assets......................................           (453)          (100)
         Accounts payable ...........................................            970           (480)
         Other accrued liabilities...................................           (411)          (419)
         Deferred revenue                                                       (382)          (343)
         Accrued rent                                                            210              -
                                                                             ---------      ---------
              Net cash provided by operating activities..............          5,954          4,408

INVESTING ACTIVITIES
    Purchases of short-term investments, net.........................         (3,783)       (12,300)
    Purchase of  equipment...........................................         (1,137)        (1,459)
    Proceeds from sale of ViSTA operations...........................              -          2,172
    Payment received on note.........................................            188              -
    Purchase of ACSC ................................................         (3,000)             -
                                                                             ---------      ---------
              Net cash used in investing activities..................         (7,732)       (11,587)

FINANCING ACTIVITIES
    Principal payments under capital lease obligations...............            (84)          (158)
    Proceeds from sale of common stock, net..........................            922            443
                                                                             ---------      ---------
              Net cash provided by  financing activities.............            838            285
                                                                             ---------      ---------


Net increase in cash and cash equivalents............................           (940)        (6,894)
Cash and cash equivalents at beginning of period.....................          2,345          8,686
                                                                             ---------      ---------
Cash and cash equivalents at end of period...........................        $ 1,405        $ 1,792
                                                                             ---------      ---------
                                                                             ---------      ---------



        See accompanying notes to condensed consolidated financial statements.

                             VERITAS Software Corporation

                Notes to Condensed Consolidated Financial Statements
                                    June 30, 1996
                                     (Unaudited)


1. Basis of presentation

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The following information should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

4.  Acquisition of ACSC.

    On April 1, 1996, the Company acquired all of the outstanding capital stock of Advanced Computing Systems Company ("ACSC"), a company which develops media management software, for a total cost of $3,450,000. Of the total charge, $2,200,000 was allocated to in-process research and development which was expensed in the second quarter of 1996 and approximately $1,250,000 was allocated to acquired intangibles which will be amortized over a three to five year period. Total cash outflows in the second quarter of 1996 related to this purchase were $3,000,000. The Company has agreed to pay the sole shareholder of ACSC a royalty on certain future product revenue derived from the assets acquired. The royalty will be based on product shipments beginning in the third quarter of 1997 and will be payable over a five year period up to a maximum of $2,500,000. For the six months ended June 30, 1996 and 1995, the results of operations of ACSC were not material to the Company; and accordingly pro forma information has not been provided.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The following information should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

    This Form 10-Q contains forward-looking statements written in the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including (i) the Company's timely development and market acceptance of new non-OEM products, (ii) the timely creation of versions of the Company's products for Microsoft Windows NT operating system ("Windows NT"), (iii) the impact of Windows NT and other operating systems on the UNIX market upon which the Company's current products are dependent (iv) the reliance on OEMs to continue porting and shipping the Company's products, (v) the ability of the Company to successfully expand the distribution of its products through new and unproven channels, including resellers, integrators, distributors and end-users, (vi) the uncertainty of the labor market, management issues and local regulations in India where the Company's subsidiary provides software development services,
(vii) the Company's ability to hire and retain research and development personnel with appropriate skills in a highly competitive labor market, and
(viii) such risks and uncertainties as are detailed from time to time in the Company's reports and filings with the Securities and Exchange Commission ("SEC"), including the Form 10-K for the year ended December 31, 1995 and the Company's Form 10-Q for the quarter ended March 31, 1996. The actual results that the Company achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

    The Company has used various sentences within this Form 10-Q which contain such forward-looking statements, and word such as "believes", "anticipates", "expects", "intends", and similar expressions that are intended to identify forward-looking statements, but are not the exclusive means of denoting the same. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30,
1995.

    NET REVENUES

    Net revenues increased from $5,368,000 in the second quarter of 1995 to $8,320,000 in the second quarter of 1996, an increase of $2,952,000, or 55%. This increase primarily reflects growth in user license fees.

    USER AND SOURCE LICENSE FEES

    User license fees increased from $4,331,000 in the second quarter of 1995 to $7,428,000 for the same period of 1996, an increase of $3,097,000, or 72%. This increase primarily reflects the growth in OEM shipments of one or more of the Company's storage management products and an increase in sales of the Company's shrink wrap versions of products, including FirstWatch high availability products acquired from Tidalwave in 1995. Source license fees decreased from $328,000 in the second quarter of 1995 to $325,000 for the same period of 1996.

    SERVICES AND TRAINING

    Services and training revenue, primarily derived from annual maintenance agreements and training, increased from $384,000 in the second quarter of 1995 to $460,000 in the same period of 1996, a increase of $76,000, or 20%, reflecting the increasing size of the Company's installed base of customers and products.

    PORTING

    Porting revenue decreased from $325,000 in the second quarter of 1995 to $107,000 in the second quarter of 1996, a decrease of $218,000, or 67%. The Company generally does not seek porting or any other custom work, but the Company does enter into agreements which it believes would result in useful extensions to current products and result in the growth of user license fees.

    COST OF REVENUES

    Cost of revenues increased from $502,000 in the second quarter of 1995 to $647,000 in the second quarter of 1996, an increase of $145,000, or 29%. Cost of revenues includes the costs associated with user and source license fees, the costs of providing service and training to the Company's customers, and the costs of porting and other non-recurring engineering services. Cost of license fees increased from $184,000 in the second quarter of 1995 to $329,000 in the same period of 1996, an increase of $145,000, or 79%, primarily due to higher sales volumes of products requiring royalties paid to third parties. Cost of service and training increased from $177,000 in the second quarter of 1995 to $279,000 in the second quarter of 1996, an increase of $102,000, or 58%, reflecting increases in headcount necessary to support the increasing size of the Company's installed base of customers and products. Cost of porting decreased from $141,000 in the second quarter of 1995 to $39,000 in the same period of 1996, a decrease of $102,000, or 72%. This decrease was due to a decrease in porting revenues and corresponding costs by the Company in the second quarter of 1996 compared to the same period of 1995.

    PRODUCT DEVELOPMENT

    Product development increased from $1,454,000 in the second quarter of 1995 to $2,615,000 in the second quarter of 1996, an increase of $1,161,000, or 80%. The increase in product development expense was primarily attributable to increased headcount and related recruiting expenses required to support new product development activities, such as adapting the Company's products to run on the Windows NT operating system. Total product development headcount increased from 51 at June 30, 1995 to 77 at June 30, 1996.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased from $1,701,000 in the second quarter of 1995 to $2,340,000 in the second quarter of 1996, an increase of $639,000, or 38%. The increase was primarily a result of an increase in the number of sales representatives, marketing personnel, and marketing programs as the Company continues to invest in the development of non-OEM channels. Selling, general and administrative expenses as a percentage of total net revenues decreased from 32% in the second quarter of 1995 to 28% in the second quarter of 1996. This decrease was primarily due to increased user license fees from OEM customers, which did not require a corresponding increase in selling, general and administrative expenses. However, the Company expects selling, general and administrative expenses to increase as a percentage of revenues; as non-OEM revenues begin to represent a larger percentage of the Company's revenues.

    IN-PROCESS RESEARCH AND DEVELOPMENT

    On April 1, 1996, the Company acquired all of the outstanding capital stock of Advanced Computing Systems Company ("ACSC"), a company which develops media management software, for a total cost of $3,450,000. Of the total charge, $2,200,000 was allocated to in-process research and development which was expensed in the second quarter of 1996 and approximately $1,250,000 was allocated to acquired intangibles which will be amortized over a three to five year period. Total cash outflows in the second quarter of 1996 related to this purchase were $3,000,000. The Company has agreed to pay the sole shareholder of ACSC a royalty on certain future product revenue derived from the assets acquired. The royalty will be based on product shipments beginning in the third quarter of 1997 and will be payable over a five year period up to a maximum of $2,500,000. For the three months and six months ended June 30, 1996 and 1995, the results of operations of ACSC were not material to the Company; and accordingly pro forma information has not been provided.

    INTEREST INCOME

    Interest income increased from $351,000 in the second quarter of 1995 to $425,000 in the same quarter of 1996, an increase of $74,000, or 21%. This increase reflects higher average investment balances through the second three months of 1996, compared to the same period of 1995.

    PROVISION FOR INCOME TAXES

    Provision for income taxes increased from $145,000 in the second quarter of 1995 to $418,000 in the second quarter of 1996, an increase of $273,000, or 188%. This increase reflects the Company's full utilization of its California loss carryforwards in the first quarter of 1996. The Company had an effective tax rate of 13% in the quarter ended June 30, 1996, before a non-deductible expense of $2,200,000 for in-process research and development, compared to 7% for the same period of 1995.

    The Company's tax rate reflects the benefits of federal loss and credit carryforwards. The federal tax loss carryforwards expire in 1996 through 2009. The federal tax laws impose limitations on loss and credit carryforwards in the event that changes in a company's stock ownership over a three year period exceed a specified threshold (a "Change in Ownership"). Based on its analysis of prior stock ownership changes, the Company believes that it has not incurred a Change of Ownership. However, stock ownership changes have caused the percentage of stock ownership change to be slightly below that which results in a Change of Ownership, and sales of shares by shareholders of record prior to the initial public offering within three years after the initial public offering may cause a Change of Ownership to occur. In addition, the Company's analysis of its stock ownership changes, which requires numerous assumptions, is subject to review by the Internal Revenue Service (the "IRS"). If the IRS were to maintain that the Company incurred a Change of Ownership, the Company would be subject to an annual limitation on the utilization of its net operating loss and certain tax credit carryforwards. However, given the Company's current fair market value, such limitation, if any, is not expected to have a significant effect on the Company's utilization of its net operation loss and tax credit carryforwards.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995.

    NET REVENUES

    Net revenues increased from $11,016,000 in the first six months of 1995 to $15,784,000 in the first six months of 1996, an increase of $4,768,000, or 43%. This increase primarily reflects a growth in user license fees. ViSTA operations contributed net revenues of $677,000 in the first six months of 1995, compared to no revenue in the same period of 1996. ViSTA was sold to CenterLine Software, Inc. ("Centerline") on March 31, 1995. Excluding ViSTA, net revenues increased $5,445,000, or 53%, in the first six months of 1996 compared to the same period of 1995.

    USER AND SOURCE LICENSE FEES

    User license fees increased from $8,727,000 in the first six months of 1995 to $14,121,000 for the same period of 1996, an increase of $5,394,000, or 62%. This increase primarily reflects the growth in OEM shipments of one or more of the Company's storage management products and an increase in sales of the Company's shrink wrap versions of products, including FirstWatch high availability products acquired from Tidalwave in 1995. ViSTA user license fees were $522,000 in the first six months of 1995, compared to no license fees in the same period of 1996.

    SERVICES AND TRAINING

    Services and training revenue, primarily derived from annual maintenance agreements and training, increased from $872,000 in the first six months of 1995 to $881,000 in the same period of 1996, a increase of $9,000, or 1%. ViSTA services and training revenue was $120,000 in the first six months of 1995, compared to no ViSTA service and training revenue in the first six months of 1996. Excluding ViSTA, service and training revenues increased $129,000, or 17%, in the first six months of 1996 compared to the same period of 1995, reflecting the increasing size of the Company's installed base of customers and products.

    PORTING

    Porting revenue decreased from $827,000 in the first six months of 1995 to $242,000 in the first six months of 1996, a decrease of $585,000, or 71%. The Company generally does not seek porting or any other custom work, but the Company does enter into agreements which it believes would result in useful extensions to current products and result in the growth of user license fees.

    COST OF REVENUES

    Cost of revenues decreased from $1,305,000 in the first six months of 1995 to $1,245,000 in the first six months of 1996, a decrease of $60,000. Cost of revenues includes the costs associated with user and source license fees, the costs of providing support services to the Company's customers, and the costs of porting and other non-recurring engineering services. Cost of license fees increased from $311,000 in the first six months of 1995 to $536,000 in the same period of 1996, an increase of 225,000, or 72%, primarily due to higher sales volumes and of products requiring royalties paid to third parties. Cost of service and training increased from $423,000 in the first six months of 1995 to $544,000 in the same period of 1996, an increase of 121,000, or 29%, reflecting increases in headcount necessary to support the increasing size of the Company's installed base of customers and products. Cost of porting decreased from $571,000 in the first six months of 1995 to $165,000 in the same period of 1996, a decrease of $406,000, or 71%. This decrease was due to a decrease in porting revenues and corresponding costs by the Company in the first six months of 1996 compared to the same period of 1995.

    PRODUCT DEVELOPMENT

    Product development increased from $2,774,000 in the first six months of 1995 to $4,663,000 in the first six months of 1996, an increase of $1,889,000, or 68%. The increase in product development expenses was primarily attributable to increased headcount and related recruiting expenses required to support new product development activities, such as adapting the Company's products to run on the Windows NT operating system.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased from $3,663,000 in the first six months of 1995 to $4,533,000 in the first six months of 1996, an increase of $870,000, or 24%. The increase during this period was primarily a result of an increase in the number of sales representatives, marketing personnel, and marketing programs as the Company continues to invest in the development of non-OEM channels. Selling, general and administrative expenses as a percentage of total net revenues decreased from 33% in the first six months of 1995 to 29% in the first six months of 1996. This decrease was primarily a result of increased user license fees from OEM customers, which did not require a corresponding increase in selling, general and administrative expenses. However, the Company expects selling, general and administrative expenses will increase as a percentage of revenues as non-OEM revenues begin to represent a larger percentage of the Company's revenues.

    IN-PROCESS RESEARCH AND DEVELOPMENT

    On April 1, 1996, the Company acquired all of the outstanding capital stock of Advanced Computing Systems Company ("ACSC"), a company which develops media management software, for a total cost of $3,450,000. Of the total charge, $2,200,000 was allocated to in-process research and development which was expensed in the second quarter of 1996 and approximately $1,250,000 was allocated to acquired intangibles which will be amortized over a three to five year period. Total cash outflows in the second quarter of 1996 related to this purchase were $3,000,000. The Company has agreed to pay the sole shareholder of ACSC a royalty on certain future product revenue derived from the assets acquired. The royalty will be based on product shipments beginning in the third quarter of 1997 and will be payable over a five year period up to a maximum of $2,500,000. For the six months ended June 30, 1996 and 1995, the results of operations of ACSC were not material to the Company; and accordingly pro forma information has not been provided.

    INTEREST INCOME

    Interest income increased from $614,000 in the first six months of 1995 to $805,000 in the same period of 1996, an increase of $191,000, or 31%. This increase reflects higher average investment balances through the first six months of 1996, compared to the same period of 1995.

    GAIN ON SALE OF VISTA OPERATION

    During the six months ended June 30, 1995, the Company recognized a gain of $1,726,000 on the sale of substantially all of the operating assets of its ViSTA testing tools operation. Under the terms of the sale agreement, the Company received a cash payment of $2,172,000 in 1995, was issued a subordinated promissory note for $750,000 payable in quarterly installments over a two year period and was granted the right to receive royalties on ViSTA related products payable over three years.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's primary source of liquidity during the first six months of 1996 and 1995, respectively, has been cash generated from operating activities. At June 30, 1996, The Company had $32,597,000 in cash, cash equivalents and short-term investments, compared to $29,754,000 at December 31, 1995, an increase of $2,843,000, or 10%. At June 30, 1996, the Company had working capital of $30,685,000 compared to $27,812,000 at December 31, 1995. The ratio of current assets to current liabilities at June 30, 1996 was 7.78 to 1 compared to 7.41 to 1 at December 31, 1995.

    CASH FLOWS FROM OPERATING ACTIVITIES

    Cash provided by operating activities was $5,954,000 for the first six months of 1996 compared to $4,408,000 provided by operating activities in the same period of 1995, primarily reflecting higher revenues and income from operations in the first six months of 1996 compared to the same period of 1995.

    CASH FLOWS FROM INVESTING ACTIVITIES

    Cash used for investing activities in the first six months of 1996 was $7,732,000, including $3,783,000 used for the net purchase of short-term investments, $1,137,000 used for the purchase of equipment, and $3,000,000 used for the purchase of ACSC. Cash provided by investing activities in the first six months of 1996 included $188,000 received on the note receivable from Centerline. Expenditures for capital equipment are expected to approximate $2,000,000 for 1996.

    CASH FLOWS FROM FINANCING ACTIVITIES

    Cash provided by financing activities in the first six months of 1996 was $838,000, primarily provided by the exercise of stock options and the issuance of common stock under the employee stock purchase plan.

    The Company anticipates that its current cash, cash equivalents and short-term investments will be sufficient to fund operating expenses at least through fiscal 1996, including anticipated capital expenditures and future acquisitions. The Company's long-term liquidity will be affected by numerous factors, including its ability to generate cash from operations, its capital requirements, future acquisitions and or dispositions, and the Company's product development activities. The Company expects to continue to fund these future activities from cash flows from operations and from future financings as required. The Company may seek additional equity or debt financing to satisfy future liquidity and capital resource needs, however, there can be no assurance that capital will be available when needed or, if available, that the terms for obtaining such funds will be favorable to the Company.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Shareholders held on June 7, 1996 (the "Annual Meeting"), the following individuals were elected to the Board of
Directors:

                                  VOTES FOR       VOTES AGAINST
                                   ---------       -------------
Mark Leslie                       7,571,299           8,158
Roel Pieper                       7,570,886           8,571
Joseph D. Rizzi                   7,570,941           8,516
Fred van den Bosch                7,570,441           9,016
Steven Brooks                     7,570,836           8,621

The following proposals were also approved at the Company's Annual Meeting:


                                    AFFIRMATIVE VOTES     NEGATIVE VOTES      BROKER NON-VOTES
                                    -----------------     --------------      ----------------
1.  Amendment of the 1993
    Directors Stock Option
    Plan to amend the formula
    for grant of options.               5,921,259           1,497,509             104,600

2.  Amendment of the 1993
    Employee Stock Purchase
    Plan to increase the
    reserved shares from
    250,000 to 450,000.                 7,313,149            108,414,             104,600

3.  Ratification of the
    appointment of Ernst &
    Young LLP as auditors for
    the fiscal year ending
    December 31, 1996                   7,569,348               4,106               1,865


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    The exhibits filed as a part of, or incorporated into, this Report on Form 10-Q are listed in the accompanying Index to Exhibits on page 14.

(b) REPORTS ON FORM 8-K

    The Company did not file any reports on Form 8-K during the quarter ended June 30, 1996.


                                      SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF MOUNTAIN VIEW, STATE OF CALIFORNIA.


                                            VERITAS  Software Corporation
                                          -----------------------------------
                                                      (Registrant)


August 12, 1996                             /s/ Mark Leslie
- - ----------------------                       ----------------
(Date)                                      Mark Leslie
                                            President, Chief Executive Officer
                                            and Director, Chief Financial
                                            Officer (principal financial and
                                            accounting officer)

                                  INDEX TO EXHIBITS
EXHIBIT
NUMBER                           EXHIBIT TITLE                             PAGE
- - ------                          ---------------                            ----
2.01     Technology Acquisition Agreement dated March 31, 1995 between the Registrant and CenterLine Software, Inc. (incorporated herein by reference to Exhibit 2.01 of the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission
         (the "SEC") on April 14, 1995)
2.02     Agreement and Plan of Reorganization between the Registrant and
         Tidalwave Technologies, Inc. dated April 10, 1995 (incorporated herein by reference to the Registrant's Quarterly Report on
         Form 10-Q for the quarter ended March 31, 1995).
3.01     Registrant's Amended and Restated Articles of Incorporation
         (incorporated herein by reference to Exhibit 3.01 of the
         Registrant's Annual Report on Form 10-K for the year ended
         December 31, 1993 (the "1993 Form 10-K"))
3.02     Registrant's Amended Bylaws (incorporated herein by reference to Exhibit 3.03 of the Registrant's Registration Statement on
         Form S-1 (File No. 33-70726) filed with the SEC on October 22,
         1993, as amended (the "Form S-1")))
4.01     Form of Specimen Certificate for Registrant's Common Stock
         (incorporated herein by reference to Exhibit 4.01 to the Form
         S-1)
4.02     Registration Rights Agreement dated April 6, 1995 between
         Registrant and certain Investors as defined therein
         (incorporated by reference to Exhibit 4.02 of the Registrant's
         Registration Statement on Form S-3 (file No. 33-95558) filed with the SEC on August 9, 1995, as amended
10.04    Registrant's 1993 Directors Stock Option Plan, as amended.
10.05    Registrant's 1993 Employee Stock Purchase Plan, as amended.
27.01    Financial Data Schedules                                           15

- - -------------------