Form 10-Q
period 1996-09-30
VERITAS SOFTWARE CORP
filed 1996-11-12
CIK 867666

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  Form 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 1996
                               ------------------

                                      or

[  ] Transition report pursuant to Section 13 or 15(d)of the Securities Exchange
     Act of 1934
For the transistion period from ____________  to ____________


                       Commission File Number:  0-22712



                         VERITAS SOFTWARE CORPORATION
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)



               California                               94-2823068
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
     incorporation or organization)

        1600 Plymouth Street,
       Mountain View, California                          94043
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    415/335-8000



Indicate by check mark whether the registrant:   (1) has filed all reports
required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   X   YES       NO
                                               -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of October 31, 1996:

            Common Stock, No Par Value 13,478,940 shares








            Page 1 of 14.  The Exhibit Index is located on Page 13

                        VERITAS Software Corporation


                                    INDEX

PART I.  FINANCIAL INFORMATION                                         Page No.
------------------------------                                         --------

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets at
          September 30, 1996 and December 31, 1995                        3

          Condensed Consolidated Statements of Income for
          the Three Months Ended September 30, 1996 and 1995,
          and for the Nine Months Ended September 30, 1996 and 1995       4

          Condensed Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30, 1996 and 1995           5

          Notes to Condensed Consolidated Financial Statements            6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             7



PART II.  OTHER INFORMATION
---------------------------

Item 1.   Legal Proceedings                                               11

Item 2.   Changes in Securities                                           11

Item 3.   Defaults Upon Senior Securities                                 11

Item 4.   Submission of Matters to Vote of Security Holders               11

Item 5.   Other Information                                               11


Item 6.   Exhibits and Reports on Form 8-K                                11

Signatures                                                                12

Index to Exhibits                                                         13

PART I. FINANCIAL INFORMATION
-----------------------------

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                         VERITAS Software Corporation


                    Condensed Consolidated Balance Sheets
                                (IN THOUSANDS)


                                                   September 30,   December 31,
                                                       1996            1995
                                                   -------------   ------------
                                                    (unaudited)
                                    ASSETS

Current assets:
   Cash and cash equivalents....................     $ 1,300         $ 2,345
   Short-term investments.......................      34,470          27,409
   Accounts receivable, net.....................       2,930           2,003
   Prepaid expenses.............................         418             391
                                                     -------         -------
      Total current assets......................      39,118          32,148
Property and equipment, net.....................       3,715           2,163
Notes and other assets..........................       1,320             697
                                                     -------         -------
                                                     $44,153         $35,008
                                                     -------         -------
                                                     -------         -------



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable.............................     $ 1,707         $   653
   Other accrued liabilities....................       2,147           2,228
   Deferred revenue.............................       1,488           1,339
   Current obligations under capital leases.....          10             116
                                                     -------         -------
      Total current liabilities.................       5,352           4,336

Accrued rent.....................................        905             594

Shareholders' equity:
   Common stock.................................      68,521          66,976
   Accumulated deficit..........................     (30,625)        (36,898)
                                                     -------         -------
      Total shareholders' equity................      37,896          30,078
                                                     -------         -------
                                                     $44,153         $35,008
                                                     -------         -------
                                                     -------         -------







    See accompanying notes to condensed consolidated financial statements.

                         VERITAS Software Corporation

                 Condensed Consolidated Statements of Income
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                         Three Months Ended      Nine Months Ended
                                                           September 30,           September 30,
                                                       --------------------     -------------------
                                                         1996        1995         1996       1995
                                                       --------    --------     --------   --------
User license fees.................................      $ 8,646     $ 5,425      $22,767    $14,152
Source license fees...............................          100         247          640        837
Services and training.............................          581         387        1,462      1,259
Porting...........................................          171         451          413      1,278
                                                       --------    --------     --------   --------
         Net revenues.............................        9,498       6,510       25,282     17,526
Operating expenses:
  Cost of revenues................................          901         863        2,146      2,168
  Product development.............................        2,826       1,671        7,489      4,445
  Selling, general and administrative.............        2,692       1,956        7,225      5,619
  In-process research and development.............            -           -        2,200          -
                                                       --------    --------     --------   --------
         Total operating expenses.................        6,419       4,490       19,060     12,232
                                                       --------    --------     --------   --------
Operating income .................................        3,079       2,020        6,222      5,294
  Interest income, net............................          534         391        1,339      1,005
  Gain on sale of ViSTA operations................            -           -            -      1,726
                                                       --------    --------     --------   --------
Income before taxes...............................        3,613       2,411        7,561      8,025
  Provision for income taxes......................          479         169        1,288        563
                                                       --------    --------     --------   --------
Net income........................................      $ 3,134     $ 2,242      $ 6,273    $ 7,462
                                                       --------    --------     --------   --------
                                                       --------    --------     --------   --------
Net income per share..............................      $  0.22     $  0.16      $  0.44    $  0.55
                                                       --------    --------     --------   --------
                                                       --------    --------     --------   --------
Shares used in per share computation..............       14,389      13,947       14,271     13,625
                                                       --------    --------     --------   --------
                                                       --------    --------     --------   --------







     See accompanying notes to condensed consolidated financial statements.

                          VERITAS Software Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                  (IN THOUSANDS)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                      -----------------------
                                                                        1996           1995
                                                                      --------       --------
OPERATING ACTIVITIES
    Net income.....................................................   $  6,273       $  7,462
    Adjustments to reconcile net income to net
         cash provided by (used in) operating activities:
    Depreciation and amortization..................................      1,166            889
    Gain on sale of ViSTA operations...............................          -         (1,726)
    In-process research and development............................      2,200              -
    Changes in operating assets and liabilities:
        Accounts receivable........................................       (796)           921
        Prepaid expenses ..........................................        (27)          (101)
        Notes and other assets.....................................       (455)          (157)
        Accounts payable ..........................................      1,054           (331)
        Other accrued liabilities..................................        (81)          (224)
        Deferred revenue...........................................        149            (66)
        Accrued rent...............................................        311            464
                                                                      --------       --------
            Net cash provided by operating activities..............      9,794          7,131
                                                                      --------       --------

INVESTING ACTIVITIES
    Purchases of available for sale investments....................    (40,868)       (40,302)
    Redemption of available for sale investments...................     33,807         27,256
    Purchase of equipment..........................................     (2,499)        (1,793)
    Proceeds from sale of ViSTA operations.........................          -          2,172
    Payment received on note.......................................        282            187
    Purchase of ACSC...............................................     (3,000)             -
                                                                      --------       --------
            Net cash used in investing activities..................    (12,278)       (12,480)


FINANCING ACTIVITIES
    Principal payments under capital lease obligations.............       (106)          (232)
    Proceeds from sale of common stock.............................      1,545            702
                                                                      --------       --------
            Net cash provided by  financing activities.............      1,439            470


Net increase in cash and cash equivalents..........................     (1,045)        (4,879)
Cash and cash equivalents at beginning of period...................      2,345          8,686
                                                                      --------       --------
Cash and cash equivalents at end of period.........................   $  1,300       $  3,807
                                                                      --------       --------
                                                                      --------       --------


    See accompanying notes to condensed consolidated financial statements.

                          VERITAS Software Corporation

             Notes to Condensed Consolidated Financial Statements
                              September 30, 1996
                                 (Unaudited)


1. Basis of presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The following information should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

2.  Use of estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  Net income per share

     Net income per share has been computed using the weighted average number of common shares outstanding, after giving effect to dilutive common stock equivalents. Common stock equivalents consist of the dilutive shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

4.  Acquisition of ACSC

     On April 1, 1996, the Company acquired all of the outstanding capital stock of Advanced Computing Systems Company ("ACSC"), a company which develops media management software, for a total cost of $3,450,000. Of the total charge, $2,200,000 was allocated to in-process research and development which was expensed in the second quarter of 1996 and approximately $1,250,000 was allocated to acquired intangibles which will be amortized over a three to five year period. Total cash outflows in the second quarter of 1996 related to this purchase were $3,000,000. The Company has agreed to pay the sole shareholder of ACSC a royalty on certain future product revenue derived from the assets acquired. The royalty will be based on product shipments beginning in the third quarter of 1997 and will be payable over a five year period up to a maximum of $2,500,000. For the nine months ended September 30, 1996 and 1995, the results of operations of ACSC were not material to the Company; and accordingly pro forma information has not been provided.

5.   Subsequent Event

     On September 3, 1996, the Company announced a three for two stock split which had an effective date of October 1, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. The following information should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

     This Form 10-Q contains forward-looking statements written in the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve a number of risks and uncertainties, including (i) the Company's timely development and market acceptance of new non-OEM products, (ii) the timely creation of versions of the Company's products for Microsoft Windows NT operating system ("Windows NT"), (iii) the impact of Windows NT and other operating systems on the UNIX market upon which the Company's current products are dependent (iv) the reliance on OEMs to continue porting and shipping the Company's products, (v) the ability of the Company to successfully expand the distribution of its products through new and unproven channels, including resellers, integrators, distributors and end-users, (vi) the uncertainty of the labor market, management issues and local regulations in India where the Company's subsidiary provides software development services, (vii) the Company's ability to hire and retain research and development and sales personnel with appropriate skills in a highly competitive labor market, and (viii) such risks and uncertainties as are detailed from time to time in the Company's reports and filings with the Securities and Exchange Commission ("SEC"), including the Form 10-K for the year ended December 31, 1995 and the Company's Form 10-Q for the quarters ended March 31, 1996 and June 30, 1996. The actual results that the Company achieves may differ materially from any anticipated results described in the forward-looking statements due to such risks and uncertainties.

     The Company has used various sentences within this Form 10-Q which contain such forward-looking statements, and words such as "believes", "anticipates", "expects", "intends", and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of denoting the same. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may arise after the date of this report. Readers are urged to carefully review and consider various disclosures made by the Company in this report and in the Company's other reports filed with the SEC that attempt to advise interested parties of the risks and factors that may affect the Company's business.

RESULTS OF OPERATIONS

     NET REVENUES

     Net revenues increased to $9,498,000 in the third quarter of 1996 from $6,510,000 for the same period of 1995, an increase of $2,988,000, or 46%. Net revenues increased to $25,282,000 in the first nine months of 1996 from $17,526,000 for the same period of 1995, an increase of $7,756,000, or 44%. These increases primarily reflect a growth in user license fees. There were no revenues associated with the ViSTA operations during the first nine months of 1996, compared to $677,000 net revenues in the same period of 1995. ViSTA was sold to CenterLine Software, Inc. ("Centerline") on March 31, 1995. Excluding ViSTA, net revenues increased $8,433,000, or 50%, in the first nine months of 1996 compared to the same period of 1995.

     USER AND SOURCE LICENSE FEES

     User license fees increased to $8,646,000 in the third quarter of 1996 from $5,425,000 for the same period of 1995, an increase of $3,221,000, or 59%. User license fees increased to $22,767,000 in the first nine months of 1996 from $14,152,000 for the same period of 1995, an increase of $8,615,000, or 61%. These increases primarily reflect the growth in OEM shipments of one or more of the Company's storage management products and an increase in sales of the Company's shrink wrap versions of products, including FirstWatch high availability products acquired from Tidalwave Technologies, Inc. ("Tidalwave") in 1995. There were no user license fees associated with the ViSTA operations during the first nine months of 1996, compared to $557,000 ViSTA user license fees in the same period of 1995. Excluding ViSTA, user license fees increased $9,137,000, or 67%, in the first nine months of 1996 compared to the same period of 1995. Source license fees decreased to $100, 000 in the third quarter of 1996 from $247,000 for the same period of 1995. Source license fees decreased to $640,000 in the first nine months of 1996 from $837,000 for the same period of 1995.


     SERVICES AND TRAINING

     Services and training revenue, primarily derived from annual maintenance agreements and training, increased to $581,000 in the third quarter of 1996 from $387,000 for the same period of 1995, an increase of $194,000, or 50%. Services and training revenue increased to $1,462,000 in the first nine months of 1996 from $1,259,000 for the same period of 1995, an increase of $203,000, or 16%. These increases reflect the increasing size of the Company's installed base of customers and products. There were no ViSTA services and training revenues during the first nine months of 1996, compared to $120,000 of ViSTA service and training revenue in the first nine months of 1995. Excluding ViSTA, service and training revenue increased $323,000, or 28%, in the first nine months of 1996 compared to the same period of 1995.

     PORTING

     Porting revenue decreased to $171,000 in the third quarter of 1996 from $451,000 for the same period of 1995, a decrease of $280,000, or 62%. Porting revenue decreased to $413,000 in the first nine months of 1996 from $1,278,000 for the same period of 1995, a decrease of $865,000, or 68%. The Company generally does not seek porting or any other custom work, but the Company does enter into agreements which it believes would result in useful extensions to current products and result in the growth of user license fees.

     COST OF REVENUES

     Cost of revenues increased to $901,000 in the third quarter of 1996 from $863,000 for the same period of 1995, an increase of $38,000, or 4%. Cost of revenues decreased to $2,146,000 in the first nine months of 1996 from $2,168,000 for the same period of 1995, a decrease of $22,000, or 1%. Cost of revenues includes the costs associated with user and source license fees, the costs of providing service and training to the Company's customers, and the costs of porting and other non-recurring engineering services. Cost of license fees increased to $331,000 in the third quarter of 1996 from $192,000 for the same period of 1995, an increase of $139,000, or 72%. Cost of license fees increased to $867,000 in the first nine months of 1996 from $612,000 for the same period of 1995, an increase of $255,000, or 42%. These increases are primarily due to higher sales volumes and an increase in sales of products requiring royalties paid to third parties. Cost of service and training increased to $394,000 in the third quarter of 1996 from $264,000 for the same period of 1995, an increase of $130,000, or 49%. Cost of service and training increased to $938,000 in the first nine months of 1996 from $584,000 for the same period of 1995, an increase of $354,000, or 61%. These increases reflect increases in headcount necessary to support the increasing size of the Company's installed base of customers and products. Cost of porting decreased to $176,000 in the third quarter of 1996 from $407,000 for the same period of 1995, a decrease of $231,000, or 57%. Cost of porting decreased to $341,000 in the first nine months of 1996 from $972,000 for the same period of 1995, a decrease of $631,000, or 65%. These decreases relate to the decrease in porting revenues and corresponding costs during 1996.

     PRODUCT DEVELOPMENT

     Product development expenses increased to $2,826,000 in the third quarter of 1996 from $1,671,000 for the same period of 1995, an increase of $1,155,000, or 69%. Product development expenses increased to $7,489,000 in the first nine months of 1996 from $4,445,000 for the same period of 1995, an increase of $3,044,000, or 68%. These increases in product development expense were primarily attributable to increased headcount and related recruiting expenses required to support new product development activities, such as adapting the Company's products to run on the Windows NT operating system. Total product development headcount increased to 87 at September 30, 1996 from 54 at September 30, 1995.

     SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased to $2,692,000 in the third quarter of 1996 from $1,956,000 for the same period of 1995, an increase of $736,000, or 38%. Selling, general and administrative expenses increased to $7,225,000 in the first nine months of 1996 from $5,619,000 for the same period of 1995, an increase of $1,606,000, or 29%. These increases were primarily a result of an increase in the number of sales representatives and marketing personnel employed by the Company and in the number of marketing programs implemented by the Company as the Company continues to invest in the development of non-OEM channels. Selling, general and administrative expenses as a percentage of total net revenues decreased to 28% in the third quarter of 1996 from 30% in the third quarter of 1995. Selling, general and administrative expenses as a percentage of total net revenues decreased to 29% in the first nine months of 1996 from 32% in the first nine months of 1995. These decreases were primarily due to increased user license fees from OEM customers, which did not require a corresponding increase in selling, general and administrative expenses. However, the Company expects selling, general and administrative expenses to increase as a percentage of revenues as non-OEM revenues begin to represent a larger percentage of the Company's revenues.

     IN-PROCESS RESEARCH AND DEVELOPMENT

     On April 1, 1996, the Company acquired all of the outstanding capital stock of Advanced Computing Systems Company ("ACSC"), a company which develops media management software, for a total cost of $3,450,000. Of the total charge, $2,200,000 was allocated to in-process research and development which was expensed in the second quarter of 1996 and approximately $1,250,000 was allocated to acquired intangibles which will be amortized over a three to five year period. Total cash outflows in the second quarter of 1996 related to this purchase were $3,000,000. The Company has agreed to pay the sole shareholder of ACSC a royalty on certain future product revenue derived from the assets acquired. The royalty will be based on product shipments beginning in the third quarter of 1997 and will be payable over a five year period up to a maximum of $2,500,000. For the three months and nine months ended September 30, 1996 and 1995, the results of operations of ACSC were not material to the Company.

     INTEREST INCOME

     Interest income increased to $534,000 in the third quarter of 1996 from $391,000 for the same period of 1995, an increase of $143,000, or 37%. Interest income increased to $1,339,000 in the first nine months of 1996 from $1,005,000 for the same period of 1995, an increase of $334,000, or 33%. These increases reflect higher average investment balances.

     GAIN ON SALE OF VISTA OPERATION


     During the nine months ended September 30, 1995, the Company recognized a gain of $1,726,000 on the sale of substantially all of the operating assets of its ViSTA testing tools operation. Under the terms of the sale agreement, the Company received a cash payment of $2,172,000 in 1995, was issued a subordinated promissory note for $750,000 payable in quarterly installments over a two year period and was granted the right to receive royalties on ViSTA related products payable over three years.

     PROVISION FOR INCOME TAXES

     The Company had an effective tax rate of 13% in the quarter ended September 30, 1996, compared to 7% for the same period of 1995. The Company had an effective tax rate of 13% for the nine months ended September 30, 1996, before a non-deductible expense of $2,200,000 for in-process research and development, compared to 7% for the same period of 1995. The increase reflects the Company's full utilization of its California loss carryforwards in the first quarter of 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary source of liquidity during the first nine months of 1996 and 1995, respectively, has been cash generated from operating activities. At September 30, 1996, the Company had $35,770,000 in cash, cash equivalents and short-term investments, compared to $29,754,000 at December 31, 1995, an increase of 6,016,000, or 20%. At September 30, 1996, the
Company had working capital of $33,766,000 compared to $27,812,000 at December 31, 1995. The ratio of current assets to current liabilities at September 30, 1996 was 7.31 to 1 compared to 7.41 to 1 at December 31, 1995.

     CASH FLOWS FROM OPERATING ACTIVITIES

     Cash provided by operating activities was $9,794,000 for the first nine months of 1996, primarily reflecting higher revenues and income from operations in the first nine months of 1996 compared to the same period of 1995.

     CASH FLOWS FROM INVESTING ACTIVITIES

     Cash used for investing activities in the first nine months of 1996 was $12,278,000, including $7,061,000 used for the net purchase of short-term investments, $2,499,000 used for the purchase of equipment, and $3,000,000 used for the purchase of ACSC. Cash provided by investing activities in the first nine months of 1996 included $282,000 received on the note receivable from Centerline.

     CASH FLOWS FROM FINANCING ACTIVITIES

     Cash provided by financing activities in the first nine months of 1996 was $1,439,000, primarily provided by the exercise of stock options and the issuance of common stock under the employee stock purchase plan.

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

PART II. OTHER INFORMATION
--------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

        Not applicable

ITEM 2. CHANGES IN SECURITIES
-----------------------------

        Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
---------------------------------------------------------

        Not applicable

ITEM 5. OTHER INFORMATION
-------------------------

        Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

(a)     EXHIBITS
        --------

        The exhibits filed as a part of, or incorporated into, this Report on Form 10-Q are listed in the accompanying Index to Exhibits on page 14.

(b)     REPORTS ON FORM 8-K
        -------------------

        The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.

                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF MOUNTAIN VIEW, STATE OF CALIFORNIA.



                                            VERITAS Software Corporation
                                       --------------------------------------
                                                     (Registrant)




November 12, 1996                        /s/ Mark Leslie
-----------------                        ---------------
(Date)                                   Mark Leslie
                                         President, Chief Executive Officer and
                                         Director, Chief Financial Officer
                                         (principal financial and accounting
                                         officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           EXHIBIT TITLE                            PAGE
-------                          -------------                            ----
2.01         Technology Acquisition Agreement dated March 31,
             1995 between the Registrant and CenterLine Software,
             Inc. (incorporated herein by reference to Exhibit
             2.01 of the Registrant's Report on Form 8-K filed with the Securities and Exchange Commission (the
             SEC) on April 14, 1995)

2.02 Agreement and Plan of Reorganization between the Registrant and Tidalwave Technologies, Inc. dated April 10, 1995 (incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

3.01 Registrant's Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.01 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 (the 1993 Form 10-K))

3.02 Registrant's Amended Bylaws (incorporated herein by reference to Exhibit 3.03 of the Registrant's
             Registration Statement on Form S-1 (File No.
             33-70726) filed with the SEC on October 22, 1993, as amended (the Form S-1))

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

10.04 Registrant's 1993 Directors Stock Option Plan, as amended.

10.05 Registrant's 1993 Employee Stock Purchase Plan, as amended.

27.01        Financial Data Schedules                                      14


---------------