Form 10-K405
period 1996-12-31
VERITAS SOFTWARE CORP
filed 1997-03-19
CIK 867666

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                         COMMISSION FILE NUMBER 0-12114

                            ------------------------

                          VERITAS SOFTWARE CORPORATION
              (EXACT NAME OF REGISTRANT SPECIFIED IN ITS CHARTER)

                  CALIFORNIA                                    94-2823068
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)
             1600 PLYMOUTH STREET
          MOUNTAIN VIEW, CALIFORNIA                                94043
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                     (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (415) 335-8000

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

             TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE
         Common Stock (no par value)                        ON WHICH REGISTERED

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [X]

     As of February 28, 1997, 13,699,830 shares of Common Stock were outstanding. The aggregate market value of the shares held by non-affiliates of the registrant (based upon the closing average bid and ask prices of the Registrant's Common Stock on February 28, 1997 of $31.75 per share) was approximately $418,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission under the Securities Exchange Act of 1934, which is anticipated to be filed within 120 days after the end of the registrant's fiscal year ended December 31, 1996, are incorporated by reference in Part III hereof.

================================================================================

                                     PART I

ITEM 1. BUSINESS

     The following discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those in the forward-looking statements contained in the following discussion. Among such important factors are (i) the Company's timely development and market acceptance of new non-OEM products, (ii) the timely creation of versions of the Company's products for the Microsoft Windows NT operating system, (iii) the impact of Microsoft Windows NT and other operating systems on the UNIX market upon which the Company's current products are dependent, (iv) the reliance on OEMs to continue porting and shipping the Company's products, (v) the ability of the Company to successfully expand the distribution of its products through new and unproven channels, including resellers, integrators, distributors and direct sales, (vi) the risk associated with the Company's engineering effort needed to port its products to Microsoft Windows NT, (vii) the impact of competitive products and pricing, (viii) the uncertainty of the labor market and local regulations in India, (ix) the Company's ability to hire and retain research and development personnel with appropriate skills in a highly competitive labor market, and (x) such risks and uncertainties as are detailed from time to time in the Company's SEC reports and filings, including this Form 10-K for the 1996 fiscal year and the Registration Statement on Form S-4 to be filed by the Company in connection with the merger with OpenVision Technologies, Inc.

OVERVIEW

     VERITAS Software Corporation (the "Company" or "VERITAS") was incorporated in California on May 4, 1982. The principal executive offices of the Company are located at 1600 Plymouth Street, Mountain View, California 94043. The telephone number at that location is (415) 335-8000.

     VERITAS develops, markets and supports advanced storage management and high availability products for open system environments. The Company's products provide performance improvement and reliability enhancement features that are critical for many commercial applications. Some of the key features of storage management products include protection against data loss and file corruption, rapid recovery after disk or system failure, the ability to process large files efficiently and the ability to manage the storage systems without interrupting users. The high availability products provide an automated failover between computer systems organized in clusters sharing disk resources.

     The Company initially introduced its storage management products in 1990 for the UNIX operating system. The Company currently markets these products primarily through original equipment manufacturers and operating system vendors (collectively "OEMs") that either bundle the products with every operating system licensed by such OEMs or offer them as an option. The Company generally receives a one-time source license fee upon entering into a license agreement with an OEM, as well as a user license fee each time the OEM licenses a copy of an operating system to a customer incorporating one or more of the Company's products. As of December 31, 1996, the Company had received user fees for its storage management products from approximately 25 OEMs that had commenced shipments of operating systems incorporating one or more of the Company's products and had contracted with an additional 25 OEMs that have not yet commenced shipments of operating systems incorporating such products. The Company continues to pursue license agreements with additional UNIX based OEMs for licensing VERITAS products and to pursue agreements to port (i.e., adapt) its products to other popular operating systems. The Company is currently adapting its Volume Manager product to run on the Microsoft Windows NT operating system.

     A substantial portion of the Company's net revenues is derived from user license fees received from OEMs that incorporate the Company's products into their operating systems. VERITAS' license agreements generally do not impose minimum sale obligations on the OEMs and, accordingly, the OEMs have no obligation to ship the Company's products. In addition, the Company has no control over the shipping dates or volumes of systems shipped by its OEM customers, and therefore there can be no assurance that any OEM will ship operating systems that incorporate the Company's products in the future. Failure of the Company's OEMs to achieve significant sales of systems incorporating the Company's storage management products and fluctuations in the timing and volume of such sales could have a material adverse effect on the Company's operating results and financial condition.

     A key element of the Company's strategy is to mitigate the risks of reliance on OEM customers by expanding distribution of its products through non-OEM channels such as distributors, integrators, resellers and direct sales. During 1994, the Company began to expand the distribution of its products that operate on Sun Microsystems' Solaris version of the UNIX operating system through non-OEM channels. As of December 31, 1996, the Company had over 100 resellers worldwide, accounting for approximately 25% of the Company's sales in 1996. The Company has no control over the amount of products that are sold through these channels and there is no assurance that such channels' customers will continue to purchase the Company's products. The Company will no longer be distributing the VERITAS FirstWatch product through an exclusive distributor, therefore, the Company will need to substantially expand its development, sales and marketing efforts with respect to the VERITAS FirstWatch product to establish alternative distribution channels and to provide support to existing and new customers of this product which will require the expenditure of substantial resources and the hiring of additional personnel.

     The introduction and marketing of non-OEM versions of the Company's products has required it to utilize additional types of distribution channels. The establishment and expansion of these distribution channels has required the expenditure of substantial resources and the need for additional personnel. The Company has also added marketing personnel for these distribution channels. There can be no assurance that the Company will have the necessary resources to establish and expand these new distribution channels successfully. See "-- Certain Factors Which May Affect Future Operating Results -- New Distributing Channels."

     Any substantial decrease in the Company's revenues will materially and adversely affect its operating results since most of the Company's manpower and other expenses are fixed and cannot be adjusted rapidly to compensate for a substantial decrease in revenues.

     The Company's ViSTA software quality tools product line, which enabled application and system software developers to improve the accuracy, completeness and efficiency of their software testing process, was sold to CenterLine Software, Inc. on March 31, 1995.

     On April 1, 1996, the Company acquired all of the outstanding capital stock of Advanced Computing Systems Company ("ACSC"), a company which had developed technology for the operation and management of removable media volumes, devices and repositories, for a total cost of approximately $3.5 million. Of the total charge, $2.2 million was allocated to in-process research and development which was expensed in the second quarter of 1996 and approximately $1.3 million was allocated to acquired intangibles which will be amortized over a three to five year period. Total cash outflows in 1996 related to this purchase were $3.5 million. The Company has agreed to pay the sole shareholder of ACSC, together with certain other persons, a royalty on certain future product revenue derived from the assets acquired. The royalty will be based on product shipments beginning in the third quarter of 1997 and will be payable over a five year period up to a maximum of $2.5 million.

     On January 13, 1997, VERITAS entered into an Agreement and Plan of Reorganization (the "Agreement") with OpenVision Technologies, Inc., a Delaware corporation ("OpenVision"), a publicly-held company that provides system management applications and services for client/server computing environments, and VERITAS Software Corporation, a Delaware corporation ("the Combined Company"), pursuant to which VERITAS and OpenVision will become wholly-owned subsidiaries of the Combined Company (the "Merger"). The Merger is intended to be a tax-free reorganization, accounted for as a pooling of interests whereby each share of the outstanding common stock of VERITAS will be converted into one share of common stock of the Combined Company and each outstanding share of OpenVision Common Stock and Class B Common Stock will be exchanged for approximately .346 of a share of Common Stock of the Combined Company. Subject to regulatory and shareholder approval and customary closing conditions, the transaction is expected to be completed on or about April 30, 1997. The Combined Company expects to incur charges to operations, currently estimated to be between $8.0 million and $10.0 million, in the quarter ended June 30, 1997, the quarter in which the Merger is expected to be consummated, to reflect direct transaction costs, primarily for financial advisory and legal fees and costs associated with combining the operations of the two companies, primarily related to redundant assets and facilities. This range is a preliminary estimate only and is, therefore, subject to change. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect Future Operating Results -- Pending Acquisition of OpenVision."

PRODUCTS

     The Company's products primarily operate with certain versions of the UNIX operating system. The Company's future success will depend, in significant part, on its ability to develop new features and functionality for existing products and port its products to and distribute products for other operating systems, such as Microsoft Windows NT. There can be no assurance that the Company's current and future porting efforts will be successful. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Certain Factors Which May Affect Future Operating
Results -- Uncertainty in Porting Products to New Operating Systems and Expansion into Windows NT Market."

  Products

     The Company currently offers the following core products for various versions of the UNIX operating system: VERITAS Volume Manager, VERITAS File System, VERITAS Visual Administrator, VERITAS Cluster Volume Manager, VERITAS FirstWatch, VERITAS VxReliant, VERITAS Media Librarian, Accelerator for NFS, VERITAS SmartSync, VERITAS Quick I/O Database Accelerator and suites of these products (ServerSuites) tailored to specific system server markets. These products offer many features that are critical for commercial UNIX applications.

     VERITAS Volume Manager (VxVM). VxVM provides protection against data loss due to disk failure, permits the acceleration of system performance by allowing files to be spread across multiple disks and allows the system administrator to reconfigure data locations without interrupting users. The technology incorporated into VxVM provides a virtual software layer on top of the underlying physical disks connected to the system. Among the features that VxVM provides are spanning (allowing segments of user data to span multiple physical disks and thereby overcome physical disk size limitations), mirroring (allowing duplication of data on separate disks for uninterrupted operations after disk failure), striping (interleaving data storage across multiple disks to increase performance by providing multiple input/output ("I/O") data access points) and Raid-5 (striping with addition of redundant data, for uninterrupted operations after disk failure).

     VERITAS File System (VxFS). VxFS enables fast (generally within seconds) system recovery from operating system failure or disruption. It also allows on-line performance tuning, file system defragmentation, file system reconfiguration and file system back-up to be conducted without interrupting users' access to files. Through the application of advanced journaling technology, VxFS is designed to ensure that metadata (information describing the location, size and attributes of files) is maintained in a consistent and correct state in the event of system failure or disruption. In addition, VxFS incorporates advanced extent-based file space allocation algorithms that can accelerate file access rates, thereby providing enhanced system performance. Extent-based algorithms are particularly critical in applications that require access to large, clustered or sequentially accessed files.

     VERITAS Visual Administrator (VxVA). VERITAS Visual Administrator is a graphical interface tool which manages the VERITAS Volume Manager and general file systems (including VxFS). VxVA is based on the OSF/Motif graphical interface and allows an administrator to display and manipulate VERITAS Volume Manager and file system objects. By implementing the use of color, monitoring capabilities and user-definable default settings, VxVA provides an effective environment for day-to-day disk administration.

     VERITAS Cluster Volume Manager (VxCVM). Added as an extension to VERITAS Volume Manager for parallel applications such as the Oracle Parallel Server, VxCVM offers the same functionality as VxVM in a cluster of systems that can all read and update the same data concurrently. VxCVM ensures atomic (all or none) configuration updates and error event notification to all participating servers. This guarantees consistent data and configuration updates, even in the event of a system failure. For example, in the event of an Oracle

Parallel Server mirrored disk failure, all participating servers must atomically "see" the failure. Without VxCVM, there is a chance that the error would only be seen by one server, resulting in the Oracle Parallel Server delivering incorrect data.

     VERITAS FirstWatch. VERITAS FirstWatch adds high availability capabilities to open system servers, making it possible to provide highly reliable network services to users of client/server applications, including Sun Microsystems' NFS file service and databases. VERITAS FirstWatch automates the failover of services to designated backup systems when systems and subsystems fail or become unavailable.

     VERITAS VxReliant. VERITAS VxReliant software allows computer systems to be organized in clusters with multiple computers sharing disk resources. These clustered configurations allow for parallel processing, which increases the amount of computing power which is applied to a shared disk resource. In addition, the software continuously monitors the "health" of the multiple computers in the cluster. In the event one computer node fails, VERITAS VxReliant reconfigures the cluster workload to ensure critical applications continue to run.

     VERITAS Media Librarian. VERITAS Media Librarian operates and manages all types of removable media volumes, devices and repositories. It provides a secure way to share robotic libraries and media among multiple simultaneous applications. VERITAS Media Librarian provides a simple interface to access and monitor removable media in a heterogeneous network of servers and clients that eliminates the need to deal with media types, device drivers and location information. VERITAS Media Librarian provides protection against data loss, enhances data accessibility and availability and reduces storage management costs, in a scalable and cost effective manner.

     Accelerator for NFS. The Accelerator for NFS is an extension to the VxFS and enhances performance of Sun Microsystems' NFS. The Accelerator takes information that would have been logged in the VxFS intent logs and uses a single log on a separate device. Multiple file system logs can be consolidated and accessed sequentially on one or many of these accelerator volumes, removing the head movement latency costs associated with writing file system intent logs.

     VERITAS SmartSync. VERITAS SmartSync was jointly developed with Oracle and is licensed as a product option of the VERITAS Volume Manager. This product allows Oracle redo logs to drive resynchronization of VERITAS Volume Manager mirrors to cut down mirror resynchronization time to less than a minute as opposed to hours. Resynchronization takes as long as the redo log replay. This functionality works with Oracle 7.3.2 and later.

     VERITAS Quick I/O Database Accelerator. VERITAS Quick I/O Database Accelerator allows databases to run on a VERITAS file system at the same speed as on a raw device. The database views the file system as a raw device and the system administrator sees it as a file system. Therefore, an administrator can get the speed of raw device with the manageability of a file system.

     VERITAS ServerSuite. VERITAS ServerSuite is an integrated suite of products, optimized to provide customers with complete data storage management solutions optimized for specific server environments including Sun Microsystems' NFS, Web servers and database servers. VERITAS ServerSuite NFS Edition provides increased NFS performance and availability on commodity servers. At this time, three editions of ServerSuite are available to support NFS servers, Web servers and Oracle database servers.

     To date, the Company's products have been licensed primarily to OEMs that sell either UNIX or NT operating systems incorporating the Company's products. The Company also licenses its products through non-OEM channels, made up primarily of resellers. No customer accounted for more than 10% of total net revenues in 1996. In 1995, Novell and Digital Equipment Corporation accounted for 13% and 11% of total net revenues, respectively. Tandem Computers accounted for 13% of total net revenues in 1994. The Company relies on a significant percentage of certain key OEM accounts for its revenue. Failure of the OEMs to achieve significant sales of systems incorporating the Company's products and fluctuations in the timing and volume of such sales could have a material adverse effect on the Company's operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect Future Operating Results -- New Distribution Channels."

SALES, MARKETING AND CUSTOMER SUPPORT

     The Company markets its products through OEMs and other distribution channels. OEMs incorporate the products into their operating systems on a bundled basis or license them to third parties as an option product. In most cases, the Company receives a user license fee for each copy sublicensed by the OEM to third parties. In some cases, as with Microsoft, the Company has licensed a limited version of its products without receiving such royalties, in exchange for establishing an installed base platform to which the Company can offer its full feature products.

     During 1996, the Company continued to build its sales, marketing and customer support organization with a focus on delivery of its products to resellers, integrators and end-users. In addition, the Company established a sales subsidiary in Japan during 1996. As of December 31, 1996, the Company had 41 sales and marketing employees including four employees of the Company's sales subsidiary in Japan, and had 14 customer support employees. The Company expects to increase the number of its sales, marketing and customer support employees in the future in order to expand its direct sales efforts to resellers and end-users. There can be no assurance that the Company will have the necessary resources, or that it will be able to establish and expand these new distribution channels successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect Future Operating Results -- New Distribution Channels."

     The Company supports and services all of its products under annual maintenance agreements with its customers. Customers of the Company's products typically enter into fixed fee, renewable annual maintenance agreements with the Company that provide for technical and emergency support as well as minor product upgrades free of charge. The Company also supports its direct end-user customers through annual maintenance agreements that provide for technical support and minor product upgrades.

COMPETITION

     The markets in which the Company competes are intensely competitive, highly fragmented and rapidly changing and, in order to compete, the Company must enhance current products, enhance the operability of its products with one another and develop new products in a timely fashion. The Company's principal competition in the market for storage management products is from internal development groups of current and prospective OEMs, including operating system vendors and computer manufacturers, many of which have substantial internal programming resources and are capable of developing specific operating system level products for their own needs. In addition, certain operating systems vendors have already incorporated storage management capabilities into their operating system, such as IBM for its AIX system, which reduces such vendors' need for the Company's products. Among the OEMs who have included storage management capabilities in their operating systems are Sun Microsystems for its Solaris system, Digital Equipment Corporation for its ULTRIX system, Hewlett-Packard for its HP-UX system and Microsoft for its Windows NT system. The Company also directly competes with other third party software vendors such as OpenVision Technologies, Inc. and Qualix Group, Inc. with respect to its high availability products and indirectly competes with hardware companies offering disk arrays and host adapters. Each of these competitors offer products that incorporate certain of the features provided by the Company's products. From time to time, the Company encounters competition from system OEMs who attempt to market their technology to their customers as a means of recovering their development costs. Furthermore, the Company is facing or could face competition from disk controller and disk subsystem manufacturers who have included or may include features which are similar to those offered by the Company's products.

     The Company believes that its ability to compete successfully depends on a number of factors, including product performance and functionality, the cost of internal product development versus the cost of obtaining licensed products from outside vendors, time-to-market and the cost of on-going maintenance. The Company's future success will depend significantly on its ability to develop additional advanced products more rapidly and less expensively than its existing and potential customers, to persuade such customers to license the Company's products rather than to develop their own storage management products, and to adapt its products to run on the Microsoft Windows NT operating system. There can be no assurance that the Company will be able to accomplish this successfully.

     Many of the Company's existing and potential competitors have substantially greater financial, technical, marketing, sales and distribution resources than the Company. There can be no assurance that the Company will be able to compete successfully or that competition will not have a material adverse effect on the Company's operating results and financial condition.

RESEARCH AND DEVELOPMENT

     The Company's current research and development activities are primarily directed toward porting its current products to other operating systems, such as Microsoft Windows NT, developing enhancements of its current products and developing new products. These development activities include:

     Enhancing VERITAS Visual Administrator. The Company is creating a new generation of VERITAS Visual Administrator that allows for visual management of very large numbers of disk and data storage devices and management of storage devices attached to multiple computer systems. The new product will use Java and Web browser technology to be easily portable and usable in networked environments, and will work with multiple applications, including VERITAS FirstWatch.

     Enhancing VERITAS Volume Manager, VERITAS File System and VERITAS FirstWatch. The Company is developing product extensions to the VERITAS Volume Manager, VERITAS File System and VERITAS FirstWatch products to further enhance data access performance and automate reconfiguration of data in order to simplify system administration. The Company continues to adapt these products to new platforms.

     Adapting VERITAS' products and technologies to Microsoft's Windows NT Operating System. The Company is adapting the VERITAS Volume Manager product to run on Microsoft Windows NT and has begun a study to adapt the VERITAS File System, Cluster File System and Cluster Volume Manager technology to Microsoft Windows NT.

     Developing the Archimedes Tool. The Company is developing the Archimedes performance utility tool which will work in conjunction with VERITAS Volume Manager. The benefit of this product is that it will provide suggestions on how to optimize the storage layout to obtain the highest level of system performance based on the current system usage. This product will identify the busiest and least busy disks and volumes. It will provide an analysis as to which disks and volumes are causing problems and how to alleviate these problems. The Archimedes graphical user interface will be Java and browser-based.

     Developing VERITAS ServerSuites. The Company is developing new, enhanced releases of its existing server suite edition and new versions of its products to support the Sybase and Informix databases.

     In August 1996, the Company entered into an agreement with Microsoft pursuant to which the Company has agreed to develop a functional subset of the VERITAS Volume Manager product to be ported to and embedded in Microsoft Windows NT. The agreement also requires the Company to develop a disk management graphical user interface designed specifically for Microsoft Windows NT. Microsoft has agreed to fund a significant portion of the development expenses for this product payable in quarterly increments. In order to perform under the agreement, the Company has hired additional personnel with expertise in the Microsoft Windows NT operating system environment and will be required to devote substantial capital investment and resources to successfully complete this project. There can be no assurance that the Company will have the resources necessary to perform its obligations under the Microsoft agreement in a timely and efficient manner or that its development efforts will be successful.

     At December 31, 1996, the Company's research and development staff consisted of 80 employees located at the Company's Mountain View, California headquarters. In addition, in April 1996, the Company formed a subsidiary in Pune, India and hired certain research and development employees who were previously employed by a company which was an independent development contractor for the Company. At December 31, 1996, 21 research and development staff were employed by this subsidiary. This foreign development group subjects the Company to a number of risks inherent in international operations, including the possible imposition of governmental controls, difficulties in managing international operations and lower levels of intellectual property protection.

     In 1996, 1995 and 1994, research and development expenses were approximately $10.5 million, $6.4 million and $4.6 million, respectively. The Company believes that technical leadership is essential to its success and expects that it will continue to spend substantial funds on research and development. The Company continues to make substantial investments in undisclosed new products, which may or may not be successful. There can be no assurance that any research and development efforts will be successfully completed or that future products will be available on a timely basis or achieve market acceptance. The Company must hire additional research and development personnel for timely completion of new products, including the adaptation of its products to Microsoft Windows NT. The market for such personnel is very competitive and there can be no assurance that they can be hired on a timely basis. The Company will often consider acquiring and purchasing technology to achieve certain of its objectives. However, there can be no assurance that this can be accomplished successfully. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Which May Affect Future Operating Results -- Rapid Technological Change and Requirement for Frequent Product Transitions."

PROPRIETARY RIGHTS

     The Company regards certain features of its internal operations, software and documentation as proprietary and relies on contract, copyright, trademark and trade secret laws, confidentiality procedures and other measures to protect its proprietary information. The Company currently holds no patents applicable to its current business, although it has filed several applications for patents and existing copyright and trade secret laws afford only limited protection.

     As part of the confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information.

     Such licenses are generally non-transferable and have a perpetual term. The Company may sometimes make source code available for certain of the Company's products. The provision of source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. The Company also licenses some of its products pursuant to shrink wrap licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology.

     The Company is not aware that its products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, from time to time, the Company receives notices from third parties asserting that the Company has infringed their patents or other intellectual property rights. The Company may find it necessary or desirable in the future to obtain licenses from third parties relating to one or more of its products or relating to current or future technologies. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion will not require the Company to enter into royalty arrangements or result in costly litigation. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Certain Factors Which May Affect Future Operating
Results -- Dependence on Proprietary Technology; Risks of Infringement."

EMPLOYEES

     As of December 31, 1996, the Company had 175 full-time employees, including 101 in research and development, 41 in sales and marketing, 14 in customer support and 19 in general and administrative services.

The Company and its employees are not parties to any collective bargaining agreement, and the Company believes that its relations with its employees are good. The Company believes that its future success will depend in part on its continued ability to hire and retain qualified personnel. There can be no assurance that the Company will be successful in attracting and retaining sufficient numbers of qualified personnel to conduct its business in the future.

ITEM 2. PROPERTIES

     During 1995, the Company leased approximately 59,000 square feet of office space in a multi-tenant building in Mountain View, California under a lease which expires on January 31, 2002. The Company's Indian subsidiary also leases approximately 4,000 square feet of office space in Pune, India under a month-to-month lease. See Note 4 of Notes to Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

     Except as described below, the Company is not a party to any material legal proceedings.

     A reseller of the Company, Qualix Group, Inc., filed a complaint against the Company in the Superior Court of the State of California, County of Santa Clara on October 25, 1996, alleging breach by the Company of the terms of a reseller agreement with respect to the FirstWatch product. The complaint seeks compensatory damages in excess of $25,000 and an unspecified amount of punitive damages. The Company believes these allegations are without merit and intends to vigorously defend against same. Nevertheless, the costs of defense, regardless of outcome, could have an adverse affect on the results of operations and financial condition of the Company. In addition, the Company has filed a cross-complaint against such reseller alleging breach by the reseller of the reseller agreement seeking general and punitive damages, as well as injunctive relief. This matter has been submitted for arbitration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of shareholders during the quarter ended December 31, 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     The Common Stock of the Company has traded on the National Market under the Nasdaq symbol "VRTS" since the Company completed its initial public offering on December 8, 1993. The following table sets forth the high and low closing prices of the Company's Common Stock from January 1, 1995 through December 31, 1996. All prices have been adjusted to reflect a 2-for-1 stock split effected in May 1995 and a 3-for-2 stock split effected in September 1996. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                                  HIGH           LOW
                                                                 ------         ------
        FISCAL 1995
        First Quarter..........................................  $15.00         $ 8.13
        Second Quarter.........................................  $22.50         $14.00
        Third Quarter..........................................  $29.75         $23.50
        Fourth Quarter.........................................  $38.50         $22.00
        FISCAL 1996
        First Quarter..........................................  $26.83         $19.00
        Second Quarter.........................................  $32.83         $21.58
        Third Quarter..........................................  $47.17         $18.83
        Fourth Quarter.........................................  $55.25         $42.75

     As of February 28, 1997, there were approximately 325 holders of record of the Company's Common Stock. The Company believes that a significant number of beneficial owners of its Common Stock hold their shares in street name.

     The Company has never declared or paid a cash dividend on its capital stock. The Company currently anticipates that it will retain future earnings, if any, to fund development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data is qualified in its entirety and should be read in conjunction with the more detailed consolidated financial statements and related notes elsewhere herein.

                                                              YEARS ENDED DECEMBER 31,
                                                   -----------------------------------------------
                                                    1996      1995      1994      1993      1992
                                                   -------   -------   -------   -------   -------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Total net revenues...............................  $36,090   $24,087   $15,051   $11,397   $ 6,003
Gain on the sale of ViSTA operations(1)..........       --     1,726        --        --        --
Income (loss) before income taxes(2).............   11,603    10,641     3,052     1,206    (1,229)
Net income (loss)................................    9,768     9,874     2,838     1,112    (1,229)
Net income (loss) per share(3)...................  $  0.68   $  0.72   $  0.22   $  0.13   $ (0.60)
Number of shares used in computing per share
  amounts(3).....................................   14,405    13,764    12,849     8,802     2,037

                                                               AS OF DECEMBER 31,
                                              ----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              --------   --------   --------   --------   --------
                                                                 (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital.............................  $ 37,309   $ 27,812   $ 17,416   $ 15,981   $    239
Total assets................................    47,791     35,008     23,185     20,461      2,871
Long-term obligations.......................     1,005        594        134      1,118      1,514
Accumulated deficit.........................   (27,130)   (36,898)   (46,801)   (49,639)   (50,751)
Shareholders' equity (net capital
  deficiency)...............................    41,754     30,078     18,849     16,050       (246)

---------------

(1) In March 1995, the Company sold substantially all of the operating assets of its ViSTA testing tools operation for cash and notes totaling approximately $3.0 million resulting in a gain to the Company of approximately $1.7 million in 1995. In addition, CenterLine is required to pay the Company royalties through March 31, 1998 from the distribution of ViSTA software products or their derivatives. Such royalties are recorded when received and have not been significant to date.

(2) On April 1, 1996, the Company acquired all of the outstanding capital stock of ACSC, a company which had developed technology for the operation and management of removable media volumes, devices and repositories, for a total purchase price of approximately $3.5 million, of which $2.2 million was allocated to in-process research and development and expensed at that date.

(3) Share and per share data has been restated to give retroactive effect to a 3-for-2 stock split in the form of a stock dividend effected in September 1996.

(4) The Company has never declared or paid a cash dividend on its capital stock. The Company currently anticipates that it will retain future earnings, if any, to fund development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion contains forward-looking statements. There are certain important factors that could cause results to differ materially from those in the forward-looking statements contained in the following discussion. Among such important factors are (i) the Company's timely development and market acceptance of new non-OEM products, (ii) the timely creation of versions of the Company's products for the Microsoft Windows NT operating system, (iii) the impact of Microsoft Windows NT and other operating systems on the UNIX market upon which the Company's current products are dependent, (iv) the reliance on OEMs to continue porting and shipping the Company's products, (v) the ability of the Company to successfully expand the distribution of its products through new and unproven channels, including resellers, integrators, distributors and direct sales, (vi) the risk associated with the Company's engineering effort needed to port its products to Microsoft Windows NT, (vii) the impact of competitive products and pricing, (viii) the uncertainty of the labor market and local regulations in India, (ix) the Company's ability to hire and retain research and development personnel with appropriate skills in a highly competitive labor market, and (x) such risks and uncertainties as are detailed from time to time in the Company's SEC reports and filings, including this Form 10-K for the 1996 fiscal year and the Registration Statement on Form S-4 to be filed by the Company in connection with the merger with OpenVision Technologies, Inc.

OVERVIEW

     VERITAS Software Corporation (the "Company") develops, markets and supports advanced storage management and high availability products for open system environments. The Company's products provide performance improvement and reliability enhancement features that are critical for many commercial applications. Some of the key features of storage management products include protection against data loss and file corruption, rapid recovery after disk or system failure, the ability to process large files efficiently and the ability to manage and back-up systems without interrupting users. The high availability products provide an automated failover between computer systems organized in clusters sharing disk resources. The Company has developed storage management products, including VERITAS high availability products, for UNIX and the Microsoft Windows NT operating systems and has licensed these products to a number of OEMs, including Hewlett-Packard, Hitachi, Digital Equipment Corporation and Sun Microsystems. Currently, the Company's customers are primarily located in the U.S., Europe, and the Pacific Rim.

     In March 1995, the Company sold substantially all of the operating assets of its ViSTA testing tools operation to CenterLine Software, Inc. ("CenterLine"). VERITAS received approximately $2.2 million in cash and a two-year subordinated promissory note in the principal amount of $750,000, with principal and interest payable quarterly over two years, which resulted in a gain to the Company of approximately $1.7 million in 1995. In addition, CenterLine is required to pay the Company royalties through March 31, 1998 from the distribution of ViSTA software products or their derivatives. Such royalties are recorded when received by the Company and have not been significant to date.

     In April 1995, VERITAS acquired all of the outstanding shares of Tidalwave Technologies, Inc. ("Tidalwave") in exchange for 352,122 shares of the Company's common stock. In addition, the Company assumed a warrant which entitled the holder to acquire an additional 81,030 shares of the Company's common stock. The Company accounted for the acquisition of Tidalwave as a pooling of interests. The results of operations and total assets of Tidalwave were not material to the Company's consolidated financial statements and, therefore, prior year accounts have not been restated.

     In April 1996, the Company formed a subsidiary in Pune, India and hired certain research and development employees who were previously employed by a company which was an independent development contractor for the Company. At December 31, 1996, 21 research and development staff were employed by this subsidiary. In addition, the Company entered into an agreement in 1996 with an Indian developer with respect to the purchase of premises currently under construction at this location. The operations of the Company's Indian subsidiary will be moved to this building upon completion. The total building cost is $800,000 of which $400,000 has been paid to date. The Company has also established a wholly-owned sales subsidiary in Japan whose four employees are primarily focused on expanding OEM opportunities in the Pacific Rim. Due to the immaterial nature of the Company's operations and the immaterial amount of assets in these two countries, the Company does not believe that it is exposed to significant foreign currency transaction gains and losses. See "-- Certain Factors Which May Affect Future Operating Results -- Risks Associated with International Operations."

     On April 1, 1996, the Company acquired for a total cost of approximately $3.5 million all of the outstanding capital stock of Advanced Computing Systems Company ("ACSC"), a company which had developed technology for the operation and management of removable media volumes, devices and repositories. Of the total charge, $2.2 million was allocated to inprocess research and development which was expensed in the second quarter of 1996 and approximately $1.3 million was allocated to acquired intangibles which will be amortized over a three to five year period. Total cash outflows in 1996 related to this purchase were approximately $3.5 million. The Company has agreed to pay the sole shareholder of ACSC, together with certain other persons, a royalty on certain future product revenue derived from the assets acquired. The royalty will be based on product shipments beginning in the third quarter of 1997 and will be payable over a five year period up to a maximum of $2.5 million. The transaction was accounted for as a purchase. Accordingly, the accompanying Consolidated Statements of Income include the results of operations of ACSC subsequent to the acquisition date. ACSC's results of operations are not significant for the current or prior periods.

     The Company derives its net revenues from user license fees, source license fees, service fees and porting fees. The Company initially introduced its storage management products in 1990 for the UNIX operating system. The Company currently markets these products primarily through OEMs that either bundle them with every operating system licensed by such OEMs or offer them as an option. The Company generally receives a one-time source license fee upon entering into a license agreement with an OEM, as well as a user license fee each time the OEM licenses a copy of an operating system to a customer that incorporates one or more of the Company's products. As of December 31, 1996, the Company had received user fees for its storage management products from approximately 25 OEMs that had commenced shipments of operating systems incorporating one of more of the Company's products and has contracted with an additional 25 OEMs that have not yet commenced shipments of operating systems incorporating such products. The Company's license agreements with its OEM customers generally contain no minimum sales requirements and there can be no assurance that any OEM will either commence or continue shipping operating systems incorporating the Company's products in the future. Approximately 75% of the Company's net revenues were generated from OEM business during 1996.

     The Company continues to pursue license agreements with additional UNIX and Microsoft Windows NT based OEMs for licensing its products and to pursue agreements to port (i.e., adapt) its products to other popular operating systems, including Microsoft Windows NT. The Company has no control over the shipping dates or volumes of systems shipped by its OEM customers, and therefore there can be no assurance that any OEM will ship operating systems that incorporate the Company's products in the future. The time between entering into an OEM license agreement and initial receipt of user license fees from that OEM has historically ranged from 9 to 24 months, reflecting in part the time required to port the Company's storage management products and for the OEM to market these products to end-users. The Company typically receives user license fees in the quarter following shipment by the OEM of operating systems incorporating the Company's products. In the past, the Company has experienced delays in the introduction of new products and product enhancements that have adversely affected the Company's results of operations. Such delays have historically been the result of development efforts being more extensive than originally anticipated or the testing process taking longer than originally estimated and have resulted in the postponement of the commencement of revenues. Any substantial decrease in the Company's revenues will materially and adversely affect the Company's operating results since most of the Company's manpower and other expenses are fixed and can not be adjusted adequately to compensate for a substantial decrease in revenues.

     A key element of the Company's strategy is to mitigate the risks of reliance on OEM customers by expanding distribution of its products through non-OEM channels such as distributors, integrators, resellers and direct sales. During 1994, the Company began to expand the distribution of its products that operate on Sun Microsystems' Solaris version of the UNIX operating system and also to market shrink-wrap packages of two of its storage management products through non-OEM channels. As of December 31, 1996, the Company had over 100 resellers worldwide, accounting for approximately 25% of the Company's net revenues in 1996. The Company has no control over the amount of products these channels will sell and there is no assurance that such channels' customers will continue to purchase the Company's products. The Company will no longer be distributing the VERITAS FirstWatch product through an exclusive distributor, therefore, the Company will need to substantially expand its development, sales and marketing efforts with respect to the VERITAS FirstWatch product to establish alternative distribution channels and to provide support to existing and new customers of this product which will require the expenditure of substantial resources and the hiring of additional personnel. See "-- Certain Factors Which May Affect Future Operating Results -- New Distribution Channels."

     The Company's service revenues consist of fees derived from annual maintenance agreements and training offered to customers of the Company. The OEM maintenance agreements covering the Company's products provide technical and emergency support and minor product upgrades for a fixed annual fee. The maintenance agreements covering the products that are licensed through non-OEM channels provide technical support and minor product upgrades for an annual service fee based on the number of user licenses purchased. In addition, the Company generates training fees by offering training classes in the use of its products.

     Porting fees consist of fees derived from porting and other non-recurring engineering efforts when the Company ports (i.e., adapts) the Company's storage management products to OEM's operating systems and when VERITAS develops certain new product features or extensions of existing product features at the request of a customer. In most cases, the Company retains the rights to technology derived from porting and non-recurring engineering work for licensing to other customers and, therefore, generally does such work on a low margin basis.

     The Company has made, and intends to continue to make, a substantial investment in porting its products to new operating systems, including Microsoft Windows NT. The success of the Microsoft Windows NT product development may be dependent on receipt of development funding from third parties, including Microsoft, and failure to receive such funding could hamper the Company's efforts to timely expand its products into the Microsoft Windows NT market. The porting and development process requires substantial capital investment and the devotion of substantial employee resources to such effort and the added focus on Microsoft Windows NT development will require the Company to hire additional personnel. Under an agreement with Microsoft, the Company has committed to develop a functional subset of the VERITAS Volume Manager product which will be ported to and embedded in Microsoft Windows NT 5.0. Microsoft has agreed to provide the Company with significant funding towards such development effort, payable in quarterly increments. The Company is recognizing revenue under the agreement with Microsoft on a percentage of completion basis which may result in revenue being recognized in advance of actual receipt of payment due to the fact that the payment terms in the agreement with Microsoft do not directly correlate to the timing of development efforts. Moreover, if the Company fails to deliver the contract deliverables on a timely basis, Microsoft can discontinue funding the development of the product which could result in revenues being recognized by the Company which it ultimately may not receive. This could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the Microsoft relationship will require the Company to expand its marketing and sales operations to deal with higher volume markets in which the Company has limited experience. During 1996, the Company recognized revenue of approximately $518,000 and received payments from Microsoft of $200,000 related to this agreement. See "-- Certain Factors Which May Affect Future Operating Results -- Uncertainty in Porting Products to New Operating Systems and Expansion into Windows NT Market."

     On January 13, 1997, VERITAS entered into the Agreement with OpenVision, a publicly-held company that provides system management applications and services for client/server computing environments, and the Combined Company, pursuant to which VERITAS and OpenVision will become wholly-owned subsidiaries of the Combined Company. The Merger is intended to be a tax-free reorganization, accounted for as a pooling of interests whereby each share of the outstanding common stock of VERITAS will be converted into one share of Common Stock of the Combined Company and each outstanding share of OpenVision Common Stock and Class B Common Stock will be exchanged for approximately .346 of a share of common stock of the Combined Company. Subject to regulatory and shareholder approval and customary closing conditions, the transaction is expected to be completed on or about April 30, 1997. The Combined Company expects to incur charges to operations, currently estimated to be between $8.0 million and $10.0 million, in the quarter ended

June 30, 1997, the quarter in which the Merger is expected to be consummated, to reflect direct transaction costs, primarily for financial advisory and legal fees and costs associated with combining the operations of the two companies, primarily related to redundant assets and facilities. This range is a preliminary estimate only and is, therefore, subject to change. See "-- Certain Factors Which May Affect Future Operating Results -- Uncertainty in Porting Products to New Operating Systems and Expansion into Windows NT Market."

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

     Pending Acquisition of OpenVision. The Company agreed to acquire OpenVision with the expectation that the Merger will result in beneficial synergistic effects for the Combined Company. Achieving the anticipated benefits of the Merger will depend in part upon whether the integration of the two companies' businesses is achieved in a timely, efficient and effective manner, and there can be no assurance that this will occur. The combination of the two companies will require, among other things, integration of the companies' respective product offerings and coordination of their research and development efforts. There can be no assurance that such integration and coordination will be accomplished smoothly or successfully. The integration of the two organizations will require the dedication of management resources which will temporarily distract them from attention to the day-to-day business of the Combined Company. The difficulties of integration may be increased by a variety of other factors, which could include: the conflicts that may arise with respect to the direct sales distribution model of OpenVision compared to the VERITAS distribution model which is dependent on the efforts of third parties such as OEMs and resellers; the necessity of coordinating geographically separated organizations; differences between the corporate cultures of VERITAS and OpenVision; locating additional facilities proximate to VERITAS' current facilities at a reasonable cost to accommodate the Combined Company; and integrating personnel with disparate business backgrounds. The process of combining the companies may cause an interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses and may adversely affect the revenues and results of operations of the Combined Company, at least in the near term. Furthermore, the process of combining the companies could have a material adverse effect on employee morale and on the ability of the Combined Company to retain the key management, technical and sales and marketing personnel who are critical to the Combined Company's future operations. There can be no assurance that employees of OpenVision will continue to work for the Combined Company, particularly in light of the planned consolidation of the Combined Company's Northern California facilities. In addition, the announcement and consummation of the Merger could cause customers or potential customers to delay or cancel orders for products as a result of uncertainty over the integration and continued support of the Combined Company's products. Failure to effectively accomplish the integration of the two companies' operations would have a material adverse effect on the Combined Company's business, operating results and financial condition.

     Fluctuating Operating Results. VERITAS' operating results have fluctuated in the past, and may fluctuate significantly in the future depending on a number of factors. Factors that have resulted in fluctuations in operating results include: (i) the timing and level of sales by VERITAS' OEM licensees of computer systems incorporating VERITAS' storage management products, (ii) increased dependence upon non-OEM channels, which tend to be more unpredictable than OEM channels; (iii) timing of lump sum payments for source code license fees; (iv) achievement of porting milestones; and (v) financial expenses for investment in new products and distribution channels, including the hiring of additional sales and marketing personnel and outlay of promotional expenses.

     In addition to the factors described above, factors that may contribute to future fluctuations in quarterly operating results include, but are not limited to: (i) development and introduction of new operating systems that require additional development efforts; (ii) introduction or enhancement of products by the Company or its competitors; (iii) the ability of the Company to integrate and assimilate the business, operations and technology of OpenVision; (iv) changes in pricing policies of the Company or its competitors; (v) increased competition; (vi) technological changes in computer systems and environments;
(vii) the ability of the Company to timely develop, introduce and market new products; (viii) quality control of products sold; (ix) market readiness to deploy systems management products for distributed computing environments; (x) market acceptance of new products and product enhancements; (xi) customer order deferrals in anticipation of new products and product enhancements; (xii) the Company's success in expanding its sales and marketing programs; (xiii) personnel changes;
(xiv) foreign currency exchange rates; (xv) mix of products sold; (xvi) acquisition costs; and (xvii) general economic conditions.

     The Company's future revenue will also be difficult to predict, and VERITAS has, in the past, failed to achieve its revenue expectations for certain periods. The Company's expense levels will be based, in part, on its expectations as to future revenue and to a large extent will be fixed in the short term. The Company will not be able to adjust expenses in the short term to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenue in relation to the Company's expectations or any material delay of customer orders would have an immediate adverse effect on its business, operating results and financial condition. As a result of all of the foregoing factors, VERITAS believes that period-to-period comparisons of VERITAS' results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance.

     Management of Growth; Dependence on Key Personnel. VERITAS has recently experienced a period of significant growth that has placed strain upon its management control systems and resources. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that the Company will be able to effectively manage such growth. Its failure to do so would have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other qualified personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially adversely affected. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of existing personnel, which could have a material adverse effect on the Company's business, operating results and financial condition.

     New Distribution Channels. A substantial portion of VERITAS' net revenues has historically been and continues to be derived from user license fees received from computer OEMs that incorporate VERITAS' storage management software products into their operating systems. VERITAS has no control over the shipping dates or volumes of systems shipped by its OEM customers, and there can be no assurance that any OEMs will ship operating systems incorporating VERITAS' products in the future. Furthermore, VERITAS' license agreements with its OEM customers generally do not require the OEMs to recommend or offer VERITAS' products exclusively, have no minimum sales requirements, and may be terminated by the OEMs without cause.

     VERITAS recently has made significant investments in the establishment of other distribution channels. Efforts by VERITAS in this area include: (i) the introduction of shrink-wrap packages of two of its storage management software products in 1992; (ii) the distribution of end user products for the Sun Microsystems Solaris operating system in 1994; and (iii) the acquisition of Tidalwave in April 1995, as a result of which VERITAS began distributing the FirstWatch end user products. Additionally, the recent expiration of an exclusive distributor agreement with respect to its FirstWatch product will require VERITAS to develop product extensions, to accelerate its direct sales efforts and to provide support to existing and future customers of the FirstWatch product.

     VERITAS has entered into a Development, License and Distribution Agreement with Sun Microsystems which will also provide a new distribution channel for Company's products. VERITAS has agreed to develop a specialized, integrated version of the VERITAS Volume Manager product which will be bundled with certain Sun Microsystems' products. While the Company believes that this arrangement with Sun Microsystems will be beneficial, there can be no assurance that VERITAS will be able to deliver its products to Sun Microsystems in a timely manner despite the dedication of significant engineering and other resources to the development of such products. Any such failure would result in VERITAS having expended significant resources with little or no return on its investment, which could have a material adverse effect on the Company's business, operating results and financial condition.

     These additional investments and responsibilities will require the expenditure by the Company of substantial resources, including the diversion of employees from other projects to provide the support services and development efforts required to provide products and services that it has limited experience in providing. In addition, after consummation of the acquisition of OpenVision, it is anticipated that the Company's direct sales force will also market and sell the Company's products in competition with indirect sellers of its products, such as OEMs and resellers, which could adversely affect the Company's relations with such indirect sellers and result in such sellers being less willing to aggressively market the Company's products. There can be no assurance that such sales and marketing efforts by the Company's direct sales force will not result in a decline in indirect sales as a result of actual or potential competition between the Company's direct sales force and such indirect sellers, or that such efforts will not have a material adverse effect on the Company's business, operating results and financial condition. In addition, any such decline in indirect sales may require the Company to accelerate investments for expansion into alternative distribution channels, and no assurance can be given that the Company will have sufficient resources to devote to such other channels. See "Business -- Sales, Marketing and Customer Support."

     Risk of Successfully Integrating Current and Future Products and Technologies. After the consummation of the acquisition of OpenVision, the Company's product strategy will initially be to integrate selected products and technologies to enhance storage management functionality and to integrate certain products throughout its entire product line through the availability of a common set of services. Such product and technology integration activities will not begin until after completion of the OpenVision acquisition and no current schedule exists. The success of this strategy is dependent in significant part on the Company's ability to integrate its products as planned and the resultant products achieving market acceptance by end users, resellers and OEMs. No assurance can be given that the Company will successfully integrate its products as planned. If the Company is unable to develop and introduce new integrated products and technologies, or enhancements to existing products, in a timely manner, its business, operating results and financial condition would be materially and adversely affected.

     Uncertainty in Porting Products to New Operating Systems and Expansion into Windows NT Market. VERITAS' products operate primarily on certain versions of the UNIX operating system. VERITAS' current product development activities are primarily directed towards developing new products for the UNIX operating systems, developing enhancements to its current products and porting new products and enhancements to other versions of the UNIX operating systems. VERITAS has made and intends to continue to make substantial investments in porting its products to new operating systems, including Windows NT and the Company's future success will depend on its ability to successfully accomplish such ports. In addition, the Company's Windows NT product development efforts may be dependent on product development funding received from third parties. If such funding is delayed or not ultimately received, the Company's Windows NT development efforts could be delayed, which could adversely affect the Company's business, operating results and financial condition.

     The process of porting existing products and product enhancements to, and developing new products for, new operating systems requires a substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to which the products are being ported or developed. For example, the added focus on porting and development work for the Windows NT market has required, and will require the Company, to hire additional personnel with expertise in the Windows NT environment as well as devote its engineering resources to these projects. The diversion of engineering personnel to this area may cause the Company to be delayed in its other product development efforts. Furthermore, operating system owners have no obligation to assist in these porting or development efforts, and may instead choose to enter into agreements with other third party software developers or internally develop their own products. In particular, the failure to receive a source license to certain portions of the operating system, either from the operating system owner or a licensee thereof, would prevent the Company from porting its products to or developing products for such operating system. There can be no assurance that the Company's current or future porting efforts will be successful or, even if successful, that the operating system to which the Company elects to port to or develop products will achieve or maintain market acceptance. The failure of the Company to port its products to new operating systems or to select those operating systems that achieve and maintain market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

     In 1996 VERITAS entered into a Development and License Agreement with Microsoft pursuant to which VERITAS is to develop a functional subset of the VERITAS VxVM product to be ported to and embedded in Windows NT. The agreement also requires VERITAS to develop a disk management graphical user interface designed specifically for Windows NT. Microsoft is also obligated to fund a significant portion of the development expenses for this product. VERITAS is currently recognizing revenue under the development contract with Microsoft on a percentage of completion basis consistent with its policy for revenue recognition for other similar agreements. The payment terms in the Microsoft agreement do not directly correlate to the timing of development efforts and therefore revenue could be recognized in advance of payment. Further, if VERITAS is unable to deliver the contracted milestones on time, Microsoft can discontinue funding the development of this product which could cause adverse effects on the Company's business, operating results and financial condition. The failure of the Company to complete the product in sufficient time for inclusion in the next release of Windows NT (version 5.0) may result in a significant delay of the product being embedded in Windows NT, and could ultimately result in Microsoft electing to altogether omit the VERITAS product from Windows NT, which could have a material adverse effect on the Company's business, operating results and financial condition. Moreover, Windows NT 5.0 release could also be materially delayed which could postpone potential revenues to the Company. In addition, the Microsoft relationship will require the Company's marketing and sales departments to deal in higher volume markets and will require the Company to successfully service the growing needs of the Windows NT channel and customer base. VERITAS' experience in these higher volume markets is quite limited. See "-- New Distribution Channels."

     Risks Associated With International Operations. International revenue (from sales outside the United States and Canada) accounted for 16% of VERITAS' total revenues for each of 1995 and 1996 and for 26% of total revenues for 1994. VERITAS believes that international revenue accounted for a significant portion of OpenVision's total revenues for recent periods. The Company believes that its success depends upon continued expansion of its international operations. VERITAS currently has a sales office in Japan and a product development group in India and OpenVision has sales and service offices in Canada, the United Kingdom, Germany and France. VERITAS has resellers in North America, Europe and Asia Pacific and OpenVision has resellers in those territories as well as in South America and the Middle East. International expansion may require the Company to establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect the Company's operating margins. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     As of December 31, 1996, VERITAS had 21 engineers employed by its Indian subsidiary located in Pune, India who perform certain product development work. These international operations subject VERITAS to a number of risks inherent in developing products outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection. Furthermore, product development is significantly less expensive in India. If VERITAS were required to discontinue its product development efforts in India, it would incur significantly higher operating expenses as a result of having to perform such development work in the United States. See "Business -- Research and Development."

     The Company's international business will also involve a number of additional risks, including lack of acceptance of localized products, cultural differences in the conduct of business, longer accounts receivable payment cycles, greater difficulty in accounts receivable collection, seasonality due to the slow-down in European business activity during the Company's third fiscal quarter, unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings, tariffs and other trade barriers, and the burden of complying with a wide variety of foreign laws. The Company's international sales will be generated primarily through its international sales subsidiaries and are expected to be denominated in local currency, creating a risk of foreign currency translation gains and losses. To the extent profit is generated or losses are incurred in foreign countries, the Company's effective income tax rate may be materially and adversely affected. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. There can be no assurance that any of the factors described herein will not have a material adverse effect on the Company's future international sales and operations and, consequently, its business, operating results and financial condition.

     Increasing Product Concentration; Dependence on Growth of Storage Management Software Market. A substantial majority of VERITAS' has been, and in future periods will be, derived from its storage management products. VERITAS' storage products accounted for 91%, 95% and 100% of VERITAS' license revenue in the years ended December 31, 1996, 1995 and 1994, respectively. The Company expects that storage management products will continue to account for a substantial majority of the Company's revenues in future periods as a result of its strategic decision to devote greater financial and other resources to selling, servicing and supporting its storage management products. The allocation of greater levels of sales, service and support resources to such products could adversely affect the Company's ability to continue enhancing and supporting its other product lines. Any failure by the Company to enhance and support its other product lines could result in adverse customer reactions and the loss of an existing revenue base, and could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's future financial performance will depend in large part on the continued growth in the number of companies adopting storage management solutions for their client/server computing environments. There can be no assurance that the market for storage management software and services will continue to grow. If the storage management software and services market fails to grow or grows more slowly than the Company currently anticipates, or in the event of a decline in unit price or demand for the Company's storage management products, as a result of competition, technological change or other factors, the Company's business, operating results and financial condition would be materially and adversely affected. During recent years, segments of the computer industry have experienced significant economic downturns characterized by decreased product demand, production over capacity, price erosion, work slowdowns and layoffs. The Company's financial performance may, in the future, experience substantial fluctuations as a consequence of such industry patterns, general economic conditions affecting the timing of orders, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

     Rapid Technological Change and Requirement for Frequent Product Transitions. The market for the Company's products is characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner, new products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, product operability and support across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. For example, as certain of the Company's customers start to utilize Windows NT or other emerging operating platforms, it will be necessary for the Company to enhance and port its products or develop new products to operate on such platforms in order to meet these customers' requirements. There can be no assurance that the Company's products will achieve market acceptance or will adequately address the changing needs of the marketplace or that the Company will be successful in developing and marketing enhancements to its existing products or new products incorporating new technology on a timely basis. VERITAS has in the past experienced delays in product development, and there can be no assurance that the

Company will not experience further delays in connection with its current product development or future development activities. If the Company is unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Because the Company has limited resources, the Company must restrict its product development efforts and its porting efforts to a relatively small number of products and operating systems. There can be no assurance that these efforts will be successful or, even if successful, that any resulting products or operating systems will achieve market acceptance.

     Dependence on Proprietary Technology; Risks of Infringement. The Company's success depends upon its proprietary technology. The Company will rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. The Company does not have any patents material to its business although it has filed several patent applications. As part of its confidentiality procedures, the Company will generally enter into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. The Company will make source code available for certain of its products and the provision of such source code may increase the likelihood of misappropriation or other misuses of the Company's intellectual property. In selling its products, the Company will also rely in part on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or other intellectual property rights.

     VERITAS is not aware that any of its products infringes the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results and financial condition. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Combined Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition. See "Business -- Proprietary Rights."

RESULTS OF OPERATIONS

  NET REVENUES

     Net revenues increased to $36.1 million in 1996 from $24.1 million in 1995 and $15.1 million in 1994, increases of 50% and 60%, respectively.

     User and Source License Fees: User license fees increased to $31.7 million in 1996 from $20.1 million in 1995 and $11.3 million in 1994, increases of 57% and 78%, respectively. These increases were primarily attributable to increases in the sales volumes of the Company's OEMs shipping user copies of one or more of the Company's storage management products, an increase in the number of OEMs shipping user copies of the Company's storage management products and an increase in the sales of the Company's shrink wrap versions of products which are distributed through non-OEM channels, including FirstWatch high availability products acquired from Tidalwave in 1995. The ViSTA operations which were sold to CenterLine on March 31, 1995, contributed no revenues in 1996 compared to $677,000 in 1995 and $2.4 million in 1994. Source license fees were $1.1 million in 1996 an increase from $922,000 in 1995, and a decrease from $1.5 million in 1994. The increase in source license fees in 1996 compared to 1995 was primarily a result of additional source fees received for new products released during 1996 on non-SVR4 UNIX platforms. The decrease in source license fees in 1995 compared to 1994 was primarily a result of the Company focusing on non-SVR4 versions of UNIX and the longer lead times associated with selling to this new market segment, as well as a shift in marketing effort to the shrink wrap version of the Company's products, resulting in a decrease in source license fees in 1995 compared to 1994.

     Services. Services revenue increased to $2.1 million in 1996 from $1.7 million in 1995 and $1.3 million in 1994, increases of 23% and 27%, respectively. Services revenue includes fees derived from annual maintenance agreements and training. These increases reflect the increasing size of the Company's installed base of customers and products.

     Porting. Porting revenue was relatively flat at $1.3 million in 1996 and 1995, when it increased from $857,000 in 1994, an increase of 55%. The Company does not aggressively seek porting or any other custom work, but the Company does enter into agreements which it believes will result in useful extensions to current products and result in the growth of user license fees.

  COST OF REVENUES

     Cost of revenues includes costs associated with user and source license fees, the costs of porting and other nonrecurring engineering services and the costs of providing support services to the Company's customers. Cost of revenues increased to $3.2 million in 1996 from $2.7 million in 1995 and $2.5 million in 1994, increases of 17% and 11%. These increases were primarily due to an increase in the costs of license fee revenue, which consists primarily of product development and design costs and royalties payable to third parties.

  RESEARCH AND DEVELOPMENT

     Research and development expenses increased to $10.5 million in 1996 from $6.4 million in 1995 and $4.6 million in 1994, increases of 64% and 37%. These increases were primarily due to increased staffing related to new research and development activities. Research and development personnel increased to 101 employees including 21 employees employed by the Company's newly established subsidiary in India at December 31, 1996 up from 58 employees at December 31, 1995 and 40 employees at December 31, 1994. Research and development expenses as a percentage of total net revenues increased to 29% in 1996 from 27% in 1995, when it decreased from 31% in 1994. The increase in 1996 compared to 1995 was primarily a result of increased personnel costs. The decrease in 1995 compared to 1994 was primarily a result of increased revenues from user license fees, which did not require a corresponding increase in research and development expenses.

  SALES AND MARKETING

     Sales and marketing expenses increased to $7.6 million in 1996 from $4.8 million in 1995 and $3.8 million in 1994, increases of 57% and 25%, respectively. These increases were primarily a result of an increase in the number of sales representatives, sales engineers and marketing personnel as the Company continues to invest in the development of non-OEM sales channels. Sales and marketing expenses as a percentage of total net revenues increased to 21% in 1996 from 20% in 1995 when it decreased from 25% in 1994. Since a large portion of the Company's sales and marketing efforts for its storage management products is incurred by OEMs, increased revenues from user license fees in 1995 were not accompanied by proportionate increases in sales and marketing expenses. The Company expects to increase the number of its sales and marketing employees in the future in order to expand its direct sales efforts to resellers and end-users. See "-- Certain Factors Which May Affect Future Operating
Results -- New Distribution Channels."

  GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased to $2.9 million in 1996 from $2.7 million in 1995 and $1.6 million in 1994, increases of 5% and 66%, respectively. General and administrative expenses as a percentage of total net revenues decreased to 8% in 1996 from 11% in 1995 and 1994. This decrease was primarily a result of increased revenues from user license fees, which did not require a corresponding increase in general and administrative expenses.

  IN-PROCESS RESEARCH AND DEVELOPMENT

     On April 1, 1996, the Company acquired all of the outstanding stock of ACSC for a total cost of approximately $3.5 million. Of the total charge, $2.2 million was allocated to in-process research and development which was expensed in the second quarter of 1996 and approximately $1.3 million was allocated to acquired intangibles which will be amortized over a three to five year period. Total cash outflows in 1996 related to this purchase were $3.5 million. The Company has agreed to pay the sole shareholder of ACSC, together with certain other persons, a royalty on certain future product revenue derived from the assets acquired. The royalty will be based on product shipments beginning in the third quarter of 1997 and will be payable over a five year period up to a maximum of $2.5 million.

  GAIN ON SALE OF VISTA OPERATIONS

     On March 31, 1995, the Company sold its ViSTA testing tools operation to CenterLine Software, Inc. In 1995, the Company recognized a gain on the sale of the operating assets of ViSTA of approximately $1.7 million. The Company received approximately $2.2 million in cash, a subordinated promissory note in the principal amount of $750,000, payable over a two year period, and the rights to receive royalties on ViSTA related products for a period of three years. The ViSTA operations contributed revenues of $677,000 and expenses of $1.2 million in 1995, compared to revenues of $2.4 million and expenses of $4.0 million for 1994.

  PROVISION FOR INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes consists of federal and state minimum taxes and foreign withholding taxes. As of December 31, 1996, the Company had an $11.2 million deferred tax asset, primarily reflecting potential future tax savings attributable to its federal operating loss and tax credit carryforwards. This asset was reduced by an $11.2 million valuation allowance, reflecting uncertainty as to its realization. The federal tax laws impose limitations on loss and credit carryforwards in the event that changes in a company's stock ownership over a three year period exceed a specified threshold (a "Change in Ownership"). Based on its analysis of prior stock ownership changes, the Company believes that is has not incurred a Change of Ownership. However, changes in stock ownership in amounts which are below that which would otherwise result in a Change of Ownership, may, together with prior and subsequent ownership changes, cause a Change of Ownership to occur. In addition, the Company's analysis of its stock ownership changes, which is based on numerous assumptions, is subject to review by the Internal Revenue Service (the "IRS"). If the IRS were to maintain that the Company incurred a Change of Ownership, the Company would be subject to an annual limitation on the utilization of its net operating loss and certain tax credit carryforwards. However, given the Company's current fair market value, such limitation, if any, is not expected to have a significant effect on the Company's utilization of its net operating loss and tax credit carryforwards. See Note 7 to Notes to Consolidated Financial Statements.

     As of December 31, 1996, the Company had federal tax loss carryforwards of approximately $23 million, and federal tax credit carryforwards of approximately $1.4 million. The federal tax loss carryforwards expire in 1997 through 2007. The Company projects its tax rate to increase by approximately 5% in 1997 if it completes its merger with OpenVision. The availability of the Company's net operating loss and credit carryforwards may be subject to a substantial annual limitation if it should be determined that there has been a Change of Ownership.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of liquidity during the three years ended December 31, 1996 has been cash generated from operating activities. At December 31, 1996, the Company had $36.9 million in cash, cash equivalents and short-term investments, compared to $29.8 million at December 31, 1995. At December 31, 1996, the Company had working capital of $37.3 million compared with $27.8 million at December 31, 1995. The ratio of current assets to current liabilities at December 31, 1996 was 8.41 to one compared to 7.41 to one at December 31, 1995.

  CASH FLOWS FROM OPERATING ACTIVITIES

     Net cash provided by operating activities was $12.1 million in 1996, $10.4 million during 1995 and $2.6 million during 1994. The increases in each year over the prior year primarily reflect increased revenues and profitable operations during these periods.

  CASH FLOWS FROM INVESTING ACTIVITIES

Cash used for investing activities included $4.3 million, $17.6 million and $9.8 million in 1996, 1995 and 1994, respectively, used for the purchase of short-term investments, net of the proceeds from sales of short-term investments. Purchases of capital equipment were $3.5 million, $2.1 million and $943,000 in 1996, 1995 and 1994, respectively. Cash used for the purchase of ACSC was $3.5 million in 1996 and cash provided by the proceeds from the sale of ViSTA assets was $2.2 million in 1995. Cash provided by investing activities included $282,000 and $187,000 received on the note receivable from CenterLine in 1996 and 1995, respectively. The increases in purchases of capital equipment were associated with increased headcount and the Company's relocation to new facilities.

     The Company entered into an agreement in 1996 with an Indian developer with respect to the purchase of premises currently under construction at this location. The operations of the Company's Indian subsidiary will be moved to this building upon completion. The total building cost is $800,000 of which $400,000 has been paid to date.

  CASH FLOWS FROM FINANCING ACTIVITIES

     Cash provided by financing activities included net proceeds from sale of common stock of $1.7 million and $723,000 in 1996 and 1995, respectively, primarily from the exercise of stock options and issuance of common stock under the employee stock purchase plan. Cash used for the payment of lease obligations was $116,000, $296,000 and $392,000 in 1996, 1995 and 1994, respectively. Cash provided by financing activities also included $224,000 and $180,000 from the repayment of shareholder notes receivable in 1996 and 1995, respectively.

     The Company anticipates that its current cash, cash equivalents and short-term investments will be sufficient to fund operating expenses through fiscal 1997, including anticipated capital expenditures and potential future acquisitions. The Company's long-term liquidity will be affected by numerous factors, including its ability to generate cash from operations, its capital requirements, future acquisitions and or dispositions, and the Company's research and development activities. The Company expects to continue to fund these future activities from revenues received from license fees and services, and from future financing as required. In the event the Company seeks to obtain funds through equity or debt financing to satisfy future liquidity and capital resource needs, there can be no assurance that capital will be available when needed or, if available, that the terms for obtaining such financing will be favorable to the Company. In addition, if additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of the shareholders of the Company will be reduced, shareholders may experience additional dilution and such securities may have rights, preferences or privileges senior to those of the Company's Common Stock.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          ANNUAL FINANCIAL STATEMENTS

     The financial statements listed in Item 14(a)(1) are included in this report beginning on Page 9.

                       SELECTED QUARTERLY FINANCIAL DATA

                                                       FOURTH      THIRD      SECOND       FIRST
                                                       QUARTER     QUARTER    QUARTER     QUARTER
                                                       -------     ------     -------     -------
                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS,
                                                       UNAUDITED):
FISCAL 1996
Total net revenues...................................  $10,808     $9,498     $ 8,320     $ 7,464
Gross profit.........................................    9,750      8,597       7,673       6,866
Income before income taxes...........................    4,042      3,613         943       3,005
Net income...........................................    3,495      3,134         525       2,614
Net income per share.................................  $  0.24     $ 0.22     $  0.04     $  0.19
Number of shares used in computing per share
  amounts............................................   14,807     14,389      14,294      14,129
FISCAL 1995
Total net revenues...................................  $ 6,561     $6,510     $ 5,368     $ 5,648
Gross profit.........................................    6,002      5,647       4,866       4,845
Income before income taxes...........................    2,616      2,411       2,062       3,552
Net income...........................................    2,412      2,242       1,917       3,303
Net income per share.................................  $  0.17     $ 0.16     $  0.14     $  0.25
Number of shares used in computing per share
  amounts............................................   14,075     13,947      13,749      13,179

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed pursuant to Regulation 14A of the Securities and Exchange Commission under the Securities Exchange Act of 1934 (the "Proxy Statement").

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated by reference to the Company's Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated by reference to the Company's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated by reference to the Company's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Annual Report on Form 10-K:

                                                                                PAGE
                                                                                ----
        Consolidated Balance Sheets at December 31, 1996 and December 31,
          1995................................................................   24
        Consolidated Statements of Income for the years ended December 31,
          1996, 1995 and 1994.................................................   25
        Consolidated Statements of Shareholders' Equity for the years ended
          December 31, 1996, 1995 and 1994....................................   26
        Consolidated Statements of Cash Flows for the years ended December 31,
          1996, 1995 and 1994.................................................   27
        Notes to Consolidated Financial Statements............................   28
        Report of Ernst & Young LLP, Independent Auditors.....................   37

(2) FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule for the years ended December 31, 1996, 1995 and 1994 should be read in conjunction with the consolidated financial statements of VERITAS Software Corporation filed as part of this Annual Report on Form 10-K:

Schedule II -- Valuation and Qualifying Accounts and Reserves...........................   38

     Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

(3) EXHIBITS

     The exhibits filed as a part of, or incorporated by reference into, this Annual Report on Form 10-K are listed in the accompanying Index to Exhibits on pages 37 through 38.

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                          VERITAS SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                     ASSETS

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                             1996       1995
                                                                           --------   --------
Current assets:
  Cash and cash equivalents..............................................  $  5,267   $  2,345
  Short-term investments.................................................    31,662     27,409
  Accounts and notes receivable, net of allowance for doubtful accounts
     of $200 and $125 at December 31, 1996 and 1995, respectively(1).....     4,396      2,003
  Prepaid expenses.......................................................     1,016        391
                                                                           --------   --------
          Total current assets...........................................    42,341     32,148
  Property and equipment, net............................................     4,284      2,163
  Notes and other assets.................................................     1,166        697
                                                                           --------   --------
                                                                           $ 47,791   $ 35,008
                                                                           ========   ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................................  $    831   $    653
  Accrued compensation and benefits......................................     1,630      1,413
  Accrued royalties......................................................        --        290
  Other accrued liabilities..............................................     1,787        525
  Deferred revenue.......................................................       784      1,339
  Current obligations under capital leases...............................        --        116
                                                                           --------   --------
          Total current liabilities......................................     5,032      4,336
Deferred rent............................................................     1,005        594
Shareholders' equity:
  Preferred stock:
     20,000,000 shares authorized: none issued and outstanding...........        --         --
  Common stock:
     25,000,000 shares authorized; 13,539,926 and 13,192,569 shares issued and outstanding at December 31, 1996 and 1995,
      respectively.......................................................    68,884     67,200
  Notes receivable from shareholders.....................................        --       (224)
  Accumulated deficit....................................................   (27,130)   (36,898)
                                                                           --------   --------
          Total shareholders' equity.....................................    41,754     30,078
                                                                           --------   --------
                                                                           $ 47,791   $ 35,008
                                                                           ========   ========

---------------
(1) See Note 10 for related party disclosures.

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
Net revenues:(1)
  User license fees...........................................  $31,651     $20,130     $11,336
  Source license fees.........................................    1,098         922       1,516
  Services....................................................    2,091       1,704       1,342
  Porting.....................................................    1,250       1,331         857
                                                                -------     -------     -------
     Total net revenues.......................................   36,090      24,087      15,051
Cost of revenues:
  Cost of license fees........................................    1,105         645         102
  Cost of services............................................    2,099       2,082       2,363
                                                                -------     -------     -------
     Total cost of revenues...................................    3,204       2,727       2,465
                                                                -------     -------     -------
Gross profit..................................................   32,886      21,360      12,586
                                                                -------     -------     -------
Operating expenses:
  Research and development....................................   10,462       6,384       4,645
  Sales and marketing.........................................    7,576       4,814       3,846
  General and administrative..................................    2,857       2,733       1,644
  In-process research and development.........................    2,200          --          --
                                                                -------     -------     -------
     Total operating expenses.................................   23,095      13,931      10,135
                                                                -------     -------     -------
Operating income..............................................    9,791       7,429       2,451
Interest and other income, net................................  1,812..       1,486         601
Gain on sale of ViSTA operations..............................       --       1,726          --
                                                                -------     -------     -------
Income before income taxes....................................   11,603      10,641       3,052
Provision for income taxes....................................    1,835         767         214
                                                                -------     -------     -------
Net income....................................................  $ 9,768     $ 9,874     $ 2,838
                                                                =======     =======     =======
Net income per share..........................................  $  0.68     $  0.72     $  0.22
                                                                =======     =======     =======
Weighted average number of shares and equivalents
  outstanding.................................................   14,405      13,764      12,849
                                                                =======     =======     =======

---------------

(1) See Note 10 for related party disclosures.

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                      (In thousands, except share amounts)

                                                                   NOTES
                                             COMMON STOCK        RECEIVABLE                      TOTAL
                                         --------------------       FROM       ACCUMULATED   SHAREHOLDERS'
                                           SHARES     AMOUNT    SHAREHOLDERS     DEFICIT        EQUITY
                                         ----------   -------   ------------   -----------   -------------
Balance at December 31, 1993...........  12,217,335   $65,689      $   --       $ (49,639)      $16,050
  Issuance costs related to 1993 common
     stock offering....................          --       (70)         --              --           (70)
  Exercise of stock options............      83,820        31          --              --            31
  Net income...........................          --        --          --           2,838         2,838
                                         ----------    ------       -----        --------       -------
Balance at December 31, 1994...........  12,301,155    65,650          --         (46,801)       18,849
  Exercise of stock options............     332,113       695        (404)             --           291
  Effect of compensation related to
     accelerated vesting of stock
     options...........................          --       453          --              --           453
  Payments on notes receivable from
     shareholders......................          --        --         180              --           180
  Issuance of common stock under
     employee stock purchase plan......     138,189       402          --              --           402
  Issuance of common stock related to
     merger with Tidalwave.............     352,122        --          --              29            29
  Exercise of warrants issued in merger
     with Tidalwave....................      68,990        --          --              --            --
  Net income...........................          --        --          --           9,874         9,874
                                         ----------    ------       -----        --------       -------
Balance at December 31, 1995...........  13,192,569    67,200        (224)        (36,898)       30,078
  Exercise of stock options............     194,381     1,021          --              --         1,021
  Payments on notes receivable from
     shareholders......................          --        --         224              --           224
  Issuance of common stock under
     employee stock purchase plan......     152,976       663          --              --           663
Net income.............................          --        --          --           9,768         9,768
                                         ----------    ------       -----        --------       -------
Balance at December 31, 1996...........  13,539,926   $68,884      $   --       $ (27,130)      $41,754
                                         ==========    ======       =====        ========       =======

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                Increase (decrease) in cash and cash equivalents
                                 (In thousands)

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
OPERATING ACTIVITIES:
  Net income...............................................  $  9,768     $  9,874     $  2,838
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation and amortization............................     1,698        1,183          668
  Deferred rent............................................       411          594           --
  Gain on sale of ViSTA operations.........................        --       (1,726)          --
  In-process research and development......................     2,200           --           --
  Changes in operating assets and liabilities:
     Accounts receivable...................................    (2,262)       1,213         (931)
     Prepaid expenses and other assets.....................      (539)        (763)        (307)
     Accounts payable and accrued liabilities..............     1,367          (55)       1,388
     Deferred revenue......................................      (555)         125       (1,071)
                                                             --------     --------     --------
       Net cash provided by operating activities...........    12,088       10,445        2,585
INVESTING ACTIVITIES:
  Purchases of available for sale securities...............   (51,278)     (33,909)     (28,900)
  Sales of available for sale securities...................    47,025       16,300       19,100
  Proceeds from the sale of ViSTA assets, net..............        --        2,172           --
  Payment received on CenterLine note......................       282          187           --
  Purchase of equipment....................................    (3,537)      (2,143)        (943)
  Purchase of ACSC.........................................    (3,450)          --           --
                                                             --------     --------     --------
       Net cash used for investing activities..............   (10,958)     (17,393)     (10,743)
FINANCING ACTIVITIES:
  Principal payments under capital lease obligations.......      (116)        (296)        (392)
  Repayment of shareholder notes receivable................       224          180           --
  Net proceeds from sale of common stock and other.........     1,684          723          (39)
                                                             --------     --------     --------
       Net cash provided by (used for) financing
          activities.......................................     1,792          607         (431)
                                                             --------     --------     --------
Net increase (decrease) in cash and cash equivalents.......     2,922       (6,341)      (8,589)
Cash and cash equivalents at beginning of year.............     2,345        8,686       17,275
                                                             --------     --------     --------
Cash and cash equivalents at end of year...................  $  5,267     $  2,345     $  8,686
                                                             ========     ========     ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:
  Interest.................................................  $      4     $     23     $    120
  Income taxes.............................................  $  1,341     $    446     $    149
SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING
  ACTIVITIES
Common stock issued in exchange for shareholder notes
  receivable...............................................  $     --     $    404     $     --

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. THE COMPANY

     VERITAS Software Corporation (the "Company") develops, markets and supports advanced storage management and high availability products for open system environments.

     In March 1995, the Company sold substantially all of the operating assets of its ViSTA testing tools operation to CenterLine Software, Inc. ("CenterLine"). VERITAS received approximately $2.2 million in cash and a two-year subordinated promissory note in the principal amount of $750,000, with principal and interest payable quarterly over two years, which resulted in a gain to the Company of approximately $1.7 million in 1995. In addition, CenterLine is required to pay the Company royalties through March 31, 1998 from the distribution of ViSTA software products or their derivatives. Such royalties are recorded when received by the Company and have not been significant to date.

     In April 1995, VERITAS acquired all of the outstanding shares of Tidalwave Technologies, Inc. ("Tidalwave") in exchange for 352,122 shares of the Company's common stock. In addition, the Company assumed a warrant which entitled the holder to acquire an additional 81,030 shares of the Company's common stock. The Company accounted for the acquisition of Tidalwave as a pooling of interests. The results of operations and total assets of Tidalwave were not material to the Company's consolidated financial statements and, therefore, prior year accounts have not been restated.

     In April 1996, the Company formed a subsidiary in Pune, India and hired certain research and development employees who were previously employed by a company which was an independent development contractor for the Company. At December 31, 1996, 21 research and development staff were employed by this subsidiary. In addition, the Company entered into an agreement in 1996 with an Indian developer with respect to the purchase of premises currently under construction at this location. The operations of the Company's Indian subsidiary will be moved to this building upon completion. The total building cost is $800,000 of which $400,000 has been paid to date. The Company has also established a wholly-owned sales subsidiary in Japan whose four employees are primarily focused on expanding OEM opportunities in the Pacific Rim. Due to the immaterial nature of the Company's operations and the immaterial amount of assets in these two countries, the Company does not believe that it is exposed to significant foreign currency transaction gains and losses.

     On April 1, 1996, the Company acquired all of the outstanding stock of Advanced Computing Systems Company ("ACSC"), a company which had developed technology for the operation and management of removable media volumes, devices and repositories, for a total cost of approximately $3.5 million. Of the total charge, $2.2 million was allocated to in-process research and development which was expensed in the second quarter of 1996 and approximately $1.3 million was allocated to acquired intangibles which will be amortized over a three to five year period. Total cash outflows in 1996 related to this purchase were $3.5 million. The Company has agreed to pay the sole shareholder of ACSC, together with certain other persons, a royalty on certain future product revenue derived from the assets acquired. The royalty will be based on product shipments beginning in the third quarter of 1997 and will be payable over a five year period up to a maximum of $2.5 million. The transaction was accounted for as a purchase. Accordingly, the accompanying Consolidated Statements of Income include the results of operations of ACSC subsequent to the acquisition date. ACSC's results of operations were not significant for the current or the prior periods.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

                          VERITAS SOFTWARE CORPORATION

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Net income per share

     Net income per share has been computed using the weighted average number of common shares outstanding during each year, after giving effect to dilutive common stock equivalents. Common stock equivalents consist of the dilutive shares issuable upon the exercise of stock options and warrants (using the treasury stock method).

  Cash, cash equivalents and short-term investments

     Cash equivalents reflect highly liquid investments with maturities at the date of purchase of three months or less. The Company's short-term investments are classified as available-for-sale and are stated at approximate fair value. The cost of securities sold is based on the specific identification method. Realized gains or losses, interest and dividends are included in interest income. Cash, cash equivalents and short-term investments consisted of the following (in thousands):

                                       GROSS        GROSS      FAIR MARKET                GROSS        GROSS      FAIR MARKET
                          COST AT    UNREALIZED   UNREALIZED    VALUE AT     COST AT    UNREALIZED   UNREALIZED    VALUE AT
                          12/31/96     GAINS        LOSSES      12/31/96     12/31/95     GAINS        LOSSES      12/31/95
                          --------   ----------   ----------   -----------   --------   ----------   ----------   -----------
Cash and cash
  equivalents:
  Cash..................  $   909       $ --         $ --        $   909     $   885       $ --         $ --        $   885
  Money market funds....    4,358         --           --          4,358       1,460          4           --          1,464
                          -------        ---         ----        -------     -------       ----          ---        -------
Cash and cash
  equivalents...........  $ 5,267       $ --         $ --        $ 5,267     $ 2,345       $  4         $ --        $ 2,349
                          -------        ---         ----        -------     -------       ----          ---        -------
Short-term investments:
  Commercial paper......  $ 1,990       $  8         $ --        $ 1,998     $ 1,000       $ 15         $ --        $ 1,015
  Market auction
    preferreds..........    8,000         --           --          8,000      18,800         45           --         18,845
  Government agency
    notes...............    3,520         --          (19)         3,501       1,004         20           --          1,024
  Short-term notes......   18,152         --          (58)        18,094       6,605         57           --          6,662
                          -------        ---         ----        -------     -------       ----          ---        -------
Short-term
  investments...........  $31,662       $  8         $(77)       $31,593     $27,409       $137         $ --        $27,546
                          -------        ---         ----        -------     -------       ----          ---        -------
Cash, cash equivalents
  and short-term
  investments...........  $36,929       $  8         $(77)       $36,860     $29,754       $141         $ --        $29,895
                          =======        ===         ====        =======     =======       ====          ===        =======

  Property and equipment

     Furniture and equipment are depreciated using the straight-line method over the estimated useful lives, generally three five years or, in the case of leasehold improvements, the term of the related lease, if shorter. Depreciation and amortization of property and equipment charged to costs and expenses was $1.4 million, $953,000 and $668,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Property and equipment is stated at cost and consisted of the following at December 31 (in thousands):

                                                                1996        1995
                                                               -------     -------
            Furniture and equipment........................... $ 1,301     $   993
            Computer equipment................................   6,483       3,230
            Leasehold improvements............................     327         279
                                                               -------     -------
                                                                 8,111       4,502
            Less -- accumulated depreciation and
              amortization....................................  (3,827)     (2,339)
                                                               -------     -------
            Property and equipment, net....................... $ 4,284     $ 2,163
                                                               =======     =======

                          VERITAS SOFTWARE CORPORATION

  Long-lived assets

     In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. Adoption of SFAS 121 did not have any impact on the Company's financial position or results of operations.

  Accounting for Stock-Based Compensation

     The Company accounts for its stock option plans and its employee stock purchase plan in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 (APB 25), "Accounting for Stock Issued to Employees". In 1995, the Financial Accounting Standards Board released the Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation". SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. As permitted by SFAS 123, the Company has continued to account for its employee stock plans in accordance with provisions of APB 25. Accordingly, the Company has included pro forma disclosures of net income and earnings per share (see Note 6).

  Revenue recognition

     Revenues for the Company's storage management products are stated net of customer discounts and revenue sharing obligations.

     Storage management products are primarily marketed to computer OEMs that pay a source license fee upon delivery of the source code and a user license fee each time operating systems incorporating the Company's storage management products are shipped by the OEM to end-users. Source license fees are recognized upon delivery of source code provided that no significant vendor obligations remain and the collectability of the resulting receivable is probable. User license fees are recognized in the period that the OEM licensee notifies the Company of shipments to third party end-users. Porting and other non-recurring engineering revenues are generally recognized using the "percent of completion" accounting method. Other services include consulting, training and maintenance. Consulting and training revenues are generally billed and recognized as the services are performed. Maintenance is billed separately in annual installments, and the related revenue is recognized over the term of the contract.

  Advertising Costs

     Advertising costs are recorded as an expense as incurred. Advertising costs were approximately $6,000, $126,000 and $137,000 for the years ended December 31, 1996, 1995, and 1994, respectively, including advertising costs of approximately $71,000 and $111,000 for the years ended December 31, 1995 and 1994, respectively, related to the Company's ViSTA testing tools operation. The Company does not incur any direct response advertising costs.

  Translation of Foreign Currencies

     The Company translates the accounts of its foreign subsidiaries using the local currency as the functional currency. Consequently, assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated at the weighted average monthly exchange rates. Gains and losses from this translation process are credited or charged to shareholders' equity. Foreign currency transaction gains and losses have not been significant.

                          VERITAS SOFTWARE CORPORATION

  Reclassifications

     Certain prior year amounts were reclassified to conform to the current year presentation.

NOTE 3. OBLIGATIONS UNDER CAPITAL LEASES

     The Company leases certain furniture and equipment under long-term leases that have been accounted for as capitalized leases. Accordingly, capitalized costs of approximately $760,000 are included in furniture and equipment at December 31, 1995, and related amortization is included in depreciation expense. The related accumulated depreciation totaled $685,000 at December 31, 1995. There are no capital lease obligations at December 31, 1996.

NOTE 4. COMMITMENTS

     The Company currently has operating leases for its facilities through January 31, 2002. Rental expense under operating leases was approximately $914,000, $873,000, and $544,000 for the years ended December 31, 1996, 1995, and 1994, respectively. In addition to the basic rent, the Company is responsible for all taxes, insurance and utilities related to the facilities. The approximate minimum lease payments as of December 31, 1996 are as follows (in thousands):

                    1997........................................  $1,229
                    1998........................................   1,306
                    1999........................................   1,341
                    2000........................................   1,377
                    2001........................................   1,405
                    Thereafter..................................     117
                                                                  ------
                    Minimum lease payments......................  $6,775
                                                                  ======

     In the ordinary course of business, various lawsuits and claims have been filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 5. SHAREHOLDERS' EQUITY

     Share and per share amounts applicable to prior periods in the consolidated financial statements have been restated to reflect a 3-for-2 stock split in the form of a stock dividend executed by the Company in September 1996.

     The Company is authorized to issue up to 20,000,000 shares of undesignated preferred stock. No such preferred shares have been issued to date.

     Total common shares reserved for issuance at December 31, 1996 under all stock compensation plans are 2,867,658 shares (see Note 6)

  401(k) Plan

     The Company adopted a 401(k) savings and retirement plan in 1987. The plan covers all employees. Eligibility to participate begins the first day of the quarter following date of hire. The Company made matching contributions of $120,000 for the year ended December 31, 1996 and none in the years ended December 31, 1995 and 1994.

                          VERITAS SOFTWARE CORPORATION

NOTE 6. STOCK COMPENSATION PLANS

     At December 31, 1996, the Company has three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans and its stock purchase plan. If compensation cost for the Company's stock-based compensation plans had been determined consistent with Statement of Financial Accounting Standards No. 123 (SFAS 123), the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                                       1996       1995
                                                                      ------     ------
        Net Income                         As Reported............    $9,768     $9,874
                                           Pro Forma..............    $7,222     $9,193
        Primary earnings per share         As Reported............    $ 0.68     $ 0.72
                                           Pro Forma..............    $ 0.51     $ 0.69
        Fully diluted earnings per share   As Reported............    $ 0.67     $ 0.71
                                           Pro Forma..............    $ 0.49     $ 0.66

     Because the method of accounting prescribed by SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  Fixed Stock Option Plans

     The Company has two fixed option plans. The Company's 1993 Equity Incentive Plan (the "1993 Plan") provides for the issuance of either incentive or nonstatutory stock options to employees and consultants of the Company. The options generally are granted at the fair market value of the Company's common stock at the date of grant, expire ten years from the date of grant, are exercisable immediately, and vest over a four-year period. The Company has reserved 2,042,658 shares of common stock for issuance under the 1993 Plan. The Company has also reserved 150,000 shares for issuance under the Company's 1993 Director's Stock Option Plan (the "Director's Plan"). Generally options expire ten years from date of grant, are exercisable immediately, and vest over the term of each directors board membership.

     The Company's 1991 Executive Stock Option Plan and 1985 Employee Stock Option Plan were terminated, and no further options may be granted under these plans. Options previously granted under the 1991 and 1985 plans will continue to be administered under such plans, and any options that expire or become unexercisable for any reason without having been exercised in full shall be available for issuance under the 1993 Plan.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995: risk-free interest rates ranging from 5.25% to 6.74% and from 5.39% to 7.56% for 1996 and 1995, respectively; a dividend yield of 0.0% for both years; a weighted-average expected life of 5 years for both years; and a volatility factor of the expected market price of the Company's common stock of .65 for both years.

                          VERITAS SOFTWARE CORPORATION

     A summary of the status of the Company's fixed stock option plans as of December 31, 1996 and 1995 and changes during the years ended on those dates is presented below (number of shares in thousands):

                                                          1996                       1995
                                                 ----------------------     ----------------------
                                                             WEIGHTED-                  WEIGHTED-
                                                 NUMBER       AVERAGE       NUMBER       AVERAGE
                                                   OF         EXERCISE        OF         EXERCISE
                                                 SHARES        PRICE        SHARES        PRICE
                                                 -------     ----------     -------     ----------
    Fixed Options
    Outstanding at beginning of year...........   1,367        $ 7.60        1,345        $ 2.71
    Granted....................................     848        $25.61          555        $14.95
    Exercised..................................    (197)       $ 5.16         (336)       $ 2.09
    Forfeited..................................    (189)       $14.43         (197)       $ 4.29
                                                  -----                      -----
    Outstanding at end of year.................   1,829        $15.51        1,367        $ 7.60
                                                  =====                      =====
    Options exercisable at year end............     656                        546
    Weighted-average fair value of options
      granted during the year..................  $15.81                      $8.99

     The following table summarizes information about fixed stock options outstanding at December 31, 1996 (number of shares in thousands):

                                    OPTIONS OUTSTANDING
                               -----------------------------                        OPTIONS EXERCISABLE
                                                 WEIGHTED-                      ---------------------------
                                                  AVERAGE        WEIGHTED-                       WEIGHTED-
                                  NUMBER         REMAINING        AVERAGE          NUMBER         AVERAGE
           RANGE OF            OUTSTANDING      CONTRACTUAL       EXERCISE      EXERCISABLE       EXERCISE
        EXERCISE PRICES        AT 12/31/96          LIFE           PRICE        AT 12/31/96        PRICE
    -----------------------    ------------     ------------     ----------     ------------     ----------
    $ 0.14 - $ 3.00........          462            6.69           $ 2.05            352           $ 1.75
    $ 3.20 - $16.83........          535            8.10           $11.54            224           $ 9.66
    $17.00 - $20.33........          326            9.53           $20.24             19           $19.85
    $20.67 - $55.25........          506            9.39           $28.93             61           $23.68
                                   -----                                             ---
    $ 0.14 - $55.25........        1,829            8.36           $15.51            656           $ 7.01
                                   =====                                             ===

EMPLOYEE STOCK PURCHASE PLAN

     Under the Company's 1993 Employee Stock Purchase Plan (the "Purchase Plan"), the Company is authorized to issue up to 675,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the Purchase Plan, employees can choose to have up to 10% of their wages withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately all of the eligible employees have participated in the Purchase Plan in 1996 and 1995. Under the Purchase Plan, the Company issued 138,189 and 152,976 shares to employees in 1996 and 1995, respectively.

     In accordance with APB 25, the Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes model with the following assumptions for these rights granted in 1996 and 1995: a dividend yield of 0.0% for both years; an expected life ranging up to 2 years for both years; an expected volatility factor of .65 for both years; and risk-free interest rates ranging form 4.81% to 6.01% and from 5.47% to 7.00% for 1996 and 1995, respectively. The weighted average fair value of the purchase rights granted in August 1996, February 1996, August 1995 and February 1995 was $9.26, $8.66, $6.79 and $3.43, respectively.

                          VERITAS SOFTWARE CORPORATION

NOTE 7. INCOME TAXES

     The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." The provision for income taxes consists of federal and state minimum taxes and foreign withholding taxes. As of December 31, 1996, the Company had an $11.2 million deferred tax asset, primarily reflecting potential future tax savings attributable to its federal operating loss and tax credit carryforwards. This asset was reduced by an $11.2 million valuation allowance, reflecting uncertainty as to its realization. The federal tax laws impose limitations on loss and credit carryforwards in the event that changes in a company's stock ownership over a three year period exceed a specified threshold (a "Change in Ownership"). Based on its analysis of prior stock ownership changes, the Company believes that is has not incurred a Change of Ownership. However, changes in stock ownership in amounts which are below that which would otherwise result in a Change of Ownership, may, together with prior and subsequent ownership changes, cause a Change of Ownership to occur. In addition, the Company's analysis of its stock ownership changes, which is based on numerous assumptions, is subject to review by the Internal Revenue Service (the "IRS"). If the IRS were to maintain that the Company incurred a Change of Ownership, the Company would be subject to an annual limitation on the utilization of its net operating loss and certain tax credit carryforwards. However, given the Company's current fair market value, such limitation, if any, is not expected to have a significant effect on the Company's utilization of its net operating loss and tax credit carryforwards.

     The provision for income taxes consists of the following (in thousands):

                                                               1996      1995     1994
                                                              ------     ----     ----
        Federal -- current..................................  $  350     $253     $ 80
        State -- current....................................   1,085      259       28
        Foreign -- current..................................     400      255      106
                                                              ------     ----     ----
                  Total.....................................  $1,835     $767     $214
                                                              ======     ====     ====

     Significant components of the Company's deferred tax assets for federal and state income taxes are as follows (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                     ----------------------------------
                                                       1996         1995         1994
                                                     --------     --------     --------
        Net operating loss.........................  $  8,166     $ 11,861     $ 15,776
        Credits carryforwards......................     1,385        1,638          958
        Temporary differences......................     1,678        1,217          822
                                                     --------     --------     --------
                                                       11,229       14,716       17,556
        Valuation allowance........................   (11,229)     (14,716)     (17,556)
                                                     --------     --------     --------
        Net deferred tax assets....................  $     --     $     --     $     --
                                                     ========     ========     ========

     Approximately $975,000 of the valuation allowance reflected above relates to the tax benefits of stock option deductions which will be credited to equity when realized.

                          VERITAS SOFTWARE CORPORATION

     The provision for income taxes differed from the amount computed by applying the statutory rate as follows (in thousands):

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1996      1995      1994
                                                              -----     -----     -----
        Federal statutory rate..............................   34.0%     34.0%     34.0%
        Benefit of loss carryforwards.......................  (32.5)    (34.0)    (34.0)
        Alternative minimum tax.............................    3.0       4.8       3.5
        Foreign withholding taxes...........................    1.2       2.4       3.5
        In-process research and development charge..........    6.5        --        --
        Other...............................................    3.6        --        --
                                                              -----     -----     -----
                  Total.....................................   15.8%      7.2%      7.0%
                                                              =====     =====     =====

     As of December 31, 1996, the Company had federal tax loss carryforwards of approximately $23 million, and federal tax credit carryforwards of approximately $1.4 million. The federal tax loss carryforwards expire in 1997 through 2007. The availability of the Company's net operating loss and credit carryforwards may be subject to a substantial annual limitation if it should be determined that there has been a Change of Ownership.

NOTE 8. COLABELING AGREEMENT

     In January 1995, the Company amended an existing Colabeling Agreement it had with Novell which specifies revenue sharing terms for all storage management products except for certain file server products. In December of 1995, Novell transferred its UNIX business to Santa Cruz Operations ("SCO") and Hewlett-Packard and the agreement with Novell was assigned to SCO. Under the agreement, SCO is entitled to receive 6% of all source and user license fees received by the Company from customer agreements in existence prior to December 31, 1995 which authorize the license of SVR4/Unixware versions of the Company's volume manager, file system and visual administrator products. The Company's obligation to Novell in 1995 was $940,000 which was satisfied by the Company incurring nonrecurring engineering expenses on behalf of Novell in the amount of $785,000 and the remaining $155,000 was refunded to Novell. The Company's obligation to SCO for 1996 was $1.3 million which was satisfied by the Company incurring nonrecurring engineering expenses on behalf of SCO in the same amount. There were no outstanding expense obligations related to this agreement at December 31, 1996.

NOTE 9. INDUSTRY, GEOGRAPHIC AND CUSTOMER INFORMATION

     The Company develops, licenses, and supports advanced storage management products primarily to computer system manufacturers and software developers. Credit is extended based on an evaluation of the customer's financial condition, and generally, collateral is not required. No customer accounted for more than 10% of the Company's total net revenues in 1996. In 1995, Novell and Digital Equipment Corporation accounted for 13% and 11% of total net revenues, respectively. Tandem Computers Incorporated ("Tandem"), who is a related party, accounted for 13% of total net revenues in 1994 (see Note 10). Trade accounts receivable are stated net of allowances for doubtful accounts of $200,000 and $125,000 at December 31, 1996 and 1995, respectively. United States export sales, as a percentage of revenue, were approximately 16%, 16% and 26% for the years ended December 31, 1996, 1995 and 1994, respectively.

                          VERITAS SOFTWARE CORPORATION

NOTE 10. RELATED PARTY TRANSACTIONS

     On December 31, 1991, the Company entered into a Distribution License Agreement (the "Agreement") with Tandem, a company with whom a director of the Company became affiliated in September 1993. The Agreement is a standard OEM agreement allowing Tandem to incorporate certain portions of the Company's technology into Tandem products in return for a royalty paid to the Company on the sales of such products. Revenues derived from Tandem were approximately $3.2 million, $2.1 million and $2.2 million for 1996, 1995 and 1994, respectively. The Company had no outstanding receivable balances related to Tandem at December 31, 1996 and 1995, respectively. The Company has engaged a director as a consultant in connection with the merger transaction described in Note 11 for which the director will be paid a maximum fee of $400,000 if the merger is consummated.

NOTE 11. SUBSEQUENT EVENTS

     On January 13, 1997, VERITAS entered into an Agreement and Plan of Reorganization (the "Agreement") with OpenVision Technologies, Inc., a Delaware corporation ("OpenVision"), a publicly-held company that provides system management applications and services for client/server computing environments, and VERITAS Software Corporation, a Delaware corporation ("the Combined Company"), pursuant to which VERITAS and OpenVision will become wholly-owned subsidiaries of the Combined Company (the "Merger"). The Merger is intended to be a tax-free reorganization, accounted for as a pooling of interests whereby each share of the outstanding common stock of VERITAS will be converted into one share of common stock of the Combined Company and each outstanding share of OpenVision Common Stock and Class B Common Stock will be exchanged for approximately .346 of a share of Common Stock of the Combined Company. Subject to regulatory and shareholder approval and customary closing conditions, the transaction is expected to be completed on or about April 30, 1997. The Combined Company expects to incur charges to operations, currently estimated to be between $8.0 million and $10.0 million, in the quarter ended June 30, 1997, the quarter in which the Merger is expected to be consummated, to reflect direct transaction costs, primarily for financial advisory and legal fees and costs associated with combining the operations of the two companies, primarily related to redundant assets and facilities. This range is a preliminary estimate only and is, therefore, subject to change.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Shareholders and Board of Directors
VERITAS Software Corporation

     We have audited the accompanying consolidated balance sheets of VERITAS Software Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VERITAS Software Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

San Jose, California
January 31, 1997

                          VERITAS SOFTWARE CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                   BALANCE AT     ADDITIONS                    BALANCE AT
                                                   BEGINNING       CHARGED                        END
                                                    OF YEAR       TO INCOME     DEDUCTIONS      OF YEAR
                                                   ----------     ---------     ----------     ----------
                                                                       (IN THOUSANDS)
Allowance for doubtful accounts and customer
  returns:
  Year ended December 31, 1994...................     $ 50           $15           $ --           $ 65
  Year ended December 31, 1995...................     $ 65           $60           $ --           $125
  Year ended December 31, 1996...................     $125           $75           $ --           $200

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 17th day of March 1997.

                                               VERITAS SOFTWARE CORPORATION
                                                        Registrant

                                                    /s/ MARK LESLIE

                                          --------------------------------------
                                                       Mark Leslie
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                  SIGNATURE                                 TITLE                    DATE
---------------------------------------------   -----------------------------   ---------------
          CHIEF EXECUTIVE OFFICER:

               /s/ MARK LESLIE                   President, Chief Executive      March 17, 1997
---------------------------------------------       Officer and Director
                 Mark Leslie
                 CONTROLLER:

             /s/ CINDY VINDASIUS                         Controller              March 17, 1997
---------------------------------------------
               Cindy Vindasius

            ADDITIONAL DIRECTORS:

               /s/ ROEL PIEPER                            Director               March 17, 1997
---------------------------------------------
                 Roel Pieper

              /s/ JOSEPH RIZZI                            Director               March 17, 1997
---------------------------------------------
                Joseph Rizzi

                                                          Director
---------------------------------------------
                Steven Brooks

           /s/ FRED VAN DEN BOSCH                         Director               March 17, 1997
---------------------------------------------
             Fred van den Bosch

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                                  EXHIBIT TITLE                                 PAGE
-------    ------------------------------------------------------------------------------------
  2.01     Technology Acquisition Agreement dated March 31, 1995 between the
           Registrant and CenterLine Software, Inc. (incorporated herein by reference to Exhibit 2.01 of the Registrant's Report on Form 8-K/A
           filed with the Securities and Exchange Commission (the "SEC") on
           September 26, 1995)....................................................
  2.02     Agreement and Plan of Reorganization between the Registrant and
           Tidalwave Technologies, Inc. dated April 10, 1995 (incorporated herein by reference to Exhibit 2.02 to the Registrant's Quarterly Report on
           Form 10-Q for the quarter ended March 31, 1995)........................
  2.03     Agreement and Plan of Reorganization dated as of January 13, 1997, by and among the Registrant, VERITAS Software Corporation, a Delaware
           Corporation and OpenVision Technologies, Inc...........................
  3.01     Registrant's Amended and Restated Articles of Incorporation
           (incorporated herein by reference to Exhibit 3.01 of the Registrant's
           Annual Report on Form 10-K for the year ended December 31, 1993 (the
           "1993 Form 10-K")).....................................................
  3.02     Registrant's Amended Bylaws (incorporated herein by reference to
           Exhibit 3.03 of the Registrant's Registration Statement on Form S-1
           (File No. 33-70726) filed with the SEC on October 22, 1993, as amended
           (the "Form S-1"))......................................................
  4.01     Form of Specimen Certificate for Registrant's Common Stock
           (incorporated herein by reference to Exhibit 4.01 to the Form S-1).....
  4.02     Registration Rights Agreement dated April 6, 1995 between Registrant and certain Investors as defined therein (incorporated by reference to
           Exhibit 4.02 of the Registrant's Registration Statement on Form S-3
           (file No. 33-95558) filed with the SEC on August 9, 1995, as amended)...............................................................
 10.01     Registrant's 1985 Stock Option Plan, as amended, and related documents
           (incorporated herein by reference to Exhibit 10.01 to the Form S-1)....
 10.02     Registrant's 1991 Executive Stock Option Plan, as amended, and related documents (incorporated herein by reference to Exhibit 10.02 to the
           Form S-1)*.............................................................
 10.03     Registrant's 1993 Equity Incentive Plan, as amended, and related documents (incorporated herein by reference to Exhibit 10.03 of the
           Registrant's Quarterly Report on Form 10-Q for the quarter ended June
           30, 1995 filed with the SEC on August 10, 1995)*.......................
 10.04     Registrant's 1993 Directors Stock Option Plan, as amended, and related documents..............................................................
 10.05     Registrant's 1993 Employee Stock Purchase Plan, as amended
           (incorporated herein by reference to Exhibit 4.01 of the Registrant's
           Registration Statement on Form S-8 (File No. 333-07795) filed with the
           SEC on July 9, 1996)*..................................................
 10.06     Registrant's 401(k) Plan (incorporated herein by reference to Exhibit
           10.06 to the Form S-1)*................................................
 10.07     Form of Indemnification Agreement (incorporated herein by reference to
           Exhibit 10.07 to the Form S-1).........................................

EXHIBIT
NUMBER                                  EXHIBIT TITLE                                 PAGE
-------    ------------------------------------------------------------------------------------
 10.08     Office Building Lease, dated September 2, 1994, as amended, by and between the Registrant and John Arriliaga and Richard T. Peery
           regarding property located in Mountain View, California (incorporated herein by reference to Exhibit 10.09 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the SEC on
           March 29, 1995)........................................................
 10.09     Form of Source Distribution License Agreement (incorporated herein by reference to Exhibit 10.18 to the Form S-1)............................
 10.10     Registrant's 1996 Chief Executive Officer Compensation*................
 10.11     Registrant's 1996 Executive Officer Compensation Plan*.................
 10.12     Agreement dated November 7, 1996 between VERITAS Software India
           Pvt.Ltd. and Talwalkar & Talwalkar.....................................
 11.01     Statement re computation of per share earnings.........................
 21.01     Subsidiaries of the Registrant.........................................
 23.01     Consent of Ernst & Young LLP, Independent Auditors.....................
 27.01     Financial Data Schedule (EDGAR only)...................................

---------------

 * Management contract or compensatory plan or arrangements.

** Confidential treatment has been requested with respect to certain portions of this document.