Form 10-Q
period 1997-03-31
VERITAS SOFTWARE CORP
filed 1997-05-15
CIK 867666

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
    For the quarterly period ended March 31, 1997

                                       or

[ ] Transition report pursuant to Section 13 or 15(d)of the Securities Exchange
    Act of 1934
    For the transistion period from ____________ to ____________


                        Commission File Number: 0-22712


                          VERITAS SOFTWARE CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         California                                    94-2823068
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


1600 Plymouth Street, Mountain View, California            94043
   (Address of principal executive offices)             (Zip Code)



Registrant's telephone number, including area code: (415) 335-8000


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   X   YES    NO
                                           ---      ---

         The number of shares outstanding of the Registrant's Common Stock on April 30, 1997 was 20,255,026 shares.


             Page 1 of 17. The Exhibit Index is located on Page 15.

                          VERITAS SOFTWARE CORPORATION


                                     INDEX

PART I.  FINANCIAL INFORMATION                                                      Page no.
                                                                                    --------
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets at March 31, 1997 and December         3
         31, 1996

         Condensed Consolidated Statements of Operations for the three months         4
         ended March 31, 1997 and 1996

         Condensed Consolidated Statements of Cash Flows for the three months         5
         ended March 31, 1997 and 1996


         Notes to Condensed Consolidated Financial Statements                         6

Item 2.  Management's Discussion and Analysis of Financial Condition and              8
         Results of  Operations

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                            15

Item 6.  Exhibits and Reports on Form 8-K                                             15

Signatures                                                                            16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


                          VERITAS Software Corporation

                     Condensed Consolidated Balance Sheets
                                 (in thousands)

                                                                  March 31,      December 31,
                                                                    1997             1996
                                                                 -----------     -----------
                                                                 (unaudited)
                                     ASSETS

Current assets:
  Cash and cash equivalents ..............................        $  4,630         $  5,267
  Short-term investments .................................          34,554           31,662
  Accounts receivable, net ...............................           6,584            4,265
  Notes receivable, net ..................................              84              131
  Prepaid expenses .......................................           2,162            1,016
                                                                  --------         --------
    Total current assets .................................          48,014           42,341
Property and equipment, net ..............................           4,747            4,284
Other assets .............................................           1,096            1,166
                                                                  --------         --------
                                                                  $ 53,857         $ 47,791
                                                                  ========         ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable .......................................        $    838         $    831
  Accrued compensation ...................................           1,001            1,630
  Other accrued liabilities ..............................           2,780            1,787
  Deferred revenue .......................................           1,618              784
                                                                  --------         --------
    Total current liabilities ............................           6,237            5,032

Accrued rent .............................................           1,015            1,005

Shareholders' equity:
  Common stock ...........................................          69,983           68,884
  Accumulated deficit ....................................         (23,378)         (27,130)
                                                                  --------         --------
     Total shareholders' equity ..........................          46,605           41,754
                                                                  --------         --------
                                                                  $ 53,857         $ 47,791
                                                                  ========         ========

     See accompanying notes to condensed consolidated financial statements.

                          VERITAS Software Corporation

                 Condensed Consolidated Statements of Operations
                                  (Unaudited)
                    (in thousands, except per share amounts)


                                            Three Months Ended
                                                  March 31,
                                            ----------------------
                                              1997           1996
                                            -------        -------
Net revenue:
  User license fees ................        $10,297        $ 6,908
  Services and training ............            742            421
  Porting and contract .............          1,415            135
                                            -------        -------
         Total net revenue .........         12,454          7,464

Cost of revenue:
  Cost of license revenue ..........            218            208
  Cost of service revenue ..........            517            265
  Cost of porting revenue ..........            729            125
                                            -------        -------
         Total cost of revenue .....          1,464            598

Gross margin .......................         10,990          6,866

Operating expenses:
  Product development ..............          3,044          2,048
  Marketing and sales ..............          3,094          1,521
  General and administrative .......          1,011            672
                                            -------        -------
         Total operating expenses ..          7,149          4,241
                                            -------        -------
Operating income ...................          3,841          2,625
  Interest income, net .............            496            380
                                            -------        -------
Income before taxes ................          4,337          3,005
  Provision for income taxes .......            585            391
                                            -------        -------
Net income .........................        $ 3,752        $ 2,614
                                            =======        =======
Net income per share ...............        $  0.26        $  0.19
                                            =======        =======
Shares used in per share computation         14,686         14,129
                                            =======        =======





     See accompanying notes to condensed consolidated financial statements.

                          VERITAS Software Corporation

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)
                                 (in thousands)


                                                                  Three Months Ended
                                                                       March 31,
                                                              -------------------------
                                                                1997             1996
                                                              --------         --------
OPERATING ACTIVITIES
  Net income .........................................        $  3,752         $  2,614
  Adjustments to reconcile net income to net
    Cash provided by (used in) operating activities:
  Depreciation and amortization ......................             584              374
  Changes in operating assets and liabilities:
    Accounts receivable ..............................          (2,319)          (1,031)
    Prepaid expenses .................................          (1,146)            (186)
    Other assets .....................................               6               (3)
    Accounts payable .................................               7              244
    Accrued compensation .............................            (629)            (647)
    Other accrued liabilities ........................             993              323
    Deferred revenue .................................             834               65
    Accrued rent .....................................              10              111
                                                              --------         --------
      Net cash provided by operating activities ......           2,092            1,864

INVESTING ACTIVITIES
  Purchases of available for sale securities .........         (20,691)         (13,981)
  Sales of available for sale securities .............          17,799           13,520
  Purchase of  equipment .............................            (983)            (442)
  Payment received on note ...........................              47              188
  Issuance of note ...................................            --               (238)
                                                              --------         --------
      Net cash used in investing activities ..........          (3,828)            (953)

FINANCING ACTIVITIES
  Principal payments under capital lease obligations .            --                (49)
  Proceeds from sale of common stock, net ............           1,099              538
                                                              --------         --------
      Net cash provided by financing activities ......           1,099              489
                                                              --------         --------
  Net increase (decrease) in cash and cash equivalents            (637)           1,400
  Cash and cash equivalents at beginning of period ...           5,267            2,345
                                                              --------         --------
  Cash and cash equivalents at end of period .........        $  4,630         $  3,745
                                                              ========         ========



     See accompanying notes to condensed consolidated financial statements.

                          VERITAS Software Corporation

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                  (Unaudited)


1. Basis of presentation

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in the VERITAS Software Corporation's ("the Company's") annual report on Form 10-K for the year ended December 31, 1996.

2.  Use of estimates.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  Net income per share.

        Net income per share has been computed using the weighted average number of common shares outstanding, after giving effect to dilutive common stock equivalents. Common stock equivalents consist of the dilutive shares issuable upon the exercise of stock options and warrants (using the treasury stock method). All share and per share data for prior periods have been adjusted to reflect a 3 for 2 stock split effective September 30, 1996.

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("Statement 128"), Earnings per Share, which requires adoption as of December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact is expected to result in an increase in primary earnings per share for the first quarter ended March 31, 1997 and March 31, 1996 to $0.28 and $0.20 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

4.  Subsequent Event

        On January 13, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with OpenVision Technologies, Inc., a Delaware corporation ("OpenVision"), a publicly-held company that provides system management applications and services for client/server computing environments, and VERITAS Software Corporation, a Delaware corporation ("the Combined Company"), pursuant to which the Company and OpenVision will become wholly owned subsidiaries of the Combined Company (the "Merger"). The Merger was consummated on April 25, 1997. The Merger is a tax-free reorganization, accounted for as a pooling of interests whereby each share of the outstanding common stock of the Company was converted into one share of common stock of the Combined Company and each outstanding share of OpenVision Common Stock and Class B Common Stock was exchanged for approximately .346 of a share of Common Stock of the Combined Company. Based on the number of shares of OpenVision Common Stock and Class B Common Stock outstanding as of April 25, 1997, approximately 6,506,602 shares of the Combined Company's Common Stock were issued in the transaction and the Combined Company has reserved 965,917 shares of its Common Stock for issuance pursuant to the assumption of outstanding options, warrants and purchase options to purchase OpenVision Common Stock. Related to the merger, the Combined
Company expects to incur charges to operations, currently estimated to be between $8.0 million and $10.0 million, in the quarter ended June 30, 1997, to reflect direct transaction costs, primarily from financial advisory and legal fees and costs associated with combining the operations of the two companies, primarily related to redundant assets and facilities. This range is a preliminary estimate only and is, therefore, subject to change.

The following unaudited information shows revenue, net income and earnings per share of the Combined Company during the periods presented in this Form 10-Q that reflect the pro forma adjustments described in the section entitled "UNAUDITED PRO FORMA COMBINED CONSOLIDATED FINANCIAL STATEMENTS" in the Company's 1997 Joint Proxy Statement/Prospectus.

                                                    Three Months Ended
                                                          March 31,
                                                -----------------------------
                                                  1997                 1996
                                                -------               -------
                                           (in thousands, except per share amounts)
               Revenue                          $25,610               $15,298
               Net Income                       $ 5,417               $ 2,849
               Earnings per share               $  0.25               $  0.14

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion contains forward-looking statements. There are certain factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in the following discussion. Among such factors are (i) the Company's timely development and market acceptance of new non-OEM products, (ii) the timely creation of versions of the Company's products for the Microsoft Windows NT operating system, (iii) the impact of Windows NT and other operating systems on the UNIX market which the Company's current products are dependent, (iv) the reliance on OEMs to continue porting and shipping the Company's products, (v) the ability of the Company to successfully expand the distribution of its products through new and unproven channels, including resellers, integrators, distributors and end-users, (vi) the impact of competitive products and pricing
(vii) the uncertainty of the labor market and local regulations in India, (viii) the Company's ability to hire and retain research and development and marketing and sales personnel with appropriate skills in a highly competitive labor market, (ix) the successful integration of the businesses of the Company and OpenVision, and (x) such risks and uncertainties as are detailed from time to time in the Company's SEC reports and filings, including its Annual Report on Form 10-K for the 1996 fiscal year and the Registration Statement on Form S-4 filed by the Company in connection with the merger with OpenVision Technologies, Inc.


OVERVIEW

        VERITAS Software Corporation (the "Company") develops, markets and supports advanced storage management and high availability products for open system environments. The Company's products provide performance improvement and reliability enhancement features that are critical for many commercial applications. Some of the key features of storage management products include protection against data loss and file corruption, rapid recovery after disk or system failure, the ability to process large files efficiently and the ability to manage and back-up systems without interrupting users. The high availability products provide an automated failover between computer systems organized in clusters sharing disk resources. Prior to 1995, the Company primarily distributed its products through OEM partners whose operating systems incorporated one or more of the Company's products. Currently, the Company supports sales of binary versions of its products predominately through several OEM partnerships as well as through an increasing effort to market and develop shrink-wrap versions of its products for distribution through non-OEM channels.

RESULTS OF OPERATIONS

        The following table sets forth, for the periods indicated, the percentage of total revenue represented by certain line items from the Company's condensed consolidated statement of operations for the three months ended March 31, 1997 and 1996, respectively, and the percentage change from the comparable period:

                                                  PERCENTAGE OF           PERIOD-TO-PERIOD
                                                  TOTAL REVENUE           PERCENTAGE CHANGE
                                               --------------------      ---------------------
                                               THREE MONTHS ENDED        THREE MONTHS ENDED
                                                      MARCH 31,                  MARCH 31,
                                                 1997         1996       1997 COMPARED TO 1996
                                               --------      ------      ---------------------
Net revenue:
        User license fees ..............          83%          92%                  49%
        Services and training ..........           6%           6%                  76%
        Porting and contract ...........          11%           2%                  NM
                                                 ----         ----                 ----
                Total net revenue ......         100%         100%                  67%

Cost of revenue:
        Cost of license fees ...........           2%           3%                   5%
        Cost of services and training ..           4%           3%                  95%
        Cost of porting ................           6%           2%                  NM
                                                 ----         ----                 ----
                Total cost of revenue ..          12%           8%                 145%
                                                 ----         ----                 ----
Gross profit ...........................          88%          92%                  60%
Operating expenses:
        Product development ............          24%          27%                  49%
        Marketing and sales ............          25%          20%                 103%
        General and administrative .....           8%           9%                  50%
                                                 ----         ----                 ----
                Total operating expenses          57%          57%                  69%
                                                 ----         ----                 ----
Operating income .......................          31%          35%                  46%
        Interest income, net ...........           4%           5%
                                                 ----         ----
Income before taxes ....................          35%          40%
        Provision for income taxes .....           5%           5%
                                                 ----         ----
Net income .............................          30%          35%                  44%
                                                 ====         ====                 ====



Net Revenue

        Total net revenue increased 67% to $12,454,000 in the first quarter of 1997 compared to $7,464,000 for the same period of 1996. The Company believes that the percentage increase in total revenue achieved during this period is not indicative of future results. The Company's revenue consists primarily of user license fees, services and training revenue and porting revenue.

        User License fees. User license fees, which include user license fees and source license fees, increased 49% to $10,297,000 in the first quarter of 1997 compared to $6,908,000 for the same period of 1996. The increase in user license fees was primarily due to growth in the Company's expanding non-OEM channel sales distribution of existing and new shrink-wrap versions of the Company's products, accompanied by a growth in binary sales of the Company's products through its existing OEM partners.

        Services and Training. Services and training revenue, primarily derived from annual maintenance agreements and, to a lesser extent, training and consulting services, increased 76% to $742,000 in the first quarter of 1997 compared to $421,000 for the same period of 1996. The increase in services and training revenue was primarily due to increased sales of service and support contracts in connection with new licenses and renewal of service and support contracts relating to existing licenses.

        Porting and contract. Porting and contract revenue, which includes revenues from porting contracts, increased to $1,415,000 in the first quarter of 1997 compared to $135,000 for the same period of 1996. During the third quarter of 1996, the Company entered into a strategic relationship with Microsoft Corporation whereby the Company has committed to develop versions of its Volume Manager products to be included in future releases of Microsoft Windows NT. During the first quarter of 1997, the increase in porting revenue was directly related to the efforts incurred in supporting the development needs of the Microsoft project for which revenue is being recognized under the percentage of completion method.

Cost of Revenue

        Total cost of revenue increased 145% to $1,464,000 in the first quarter of 1997, compared to $598,000 for the same period of 1996. Cost of license revenue consists primarily of media, manuals, distribution costs and royalties. Cost of services, training and consulting consists primarily of personnel-related costs of providing maintenance, technical support, training, and consulting to customers. Cost of porting consists of personnel-related costs for contract based product development efforts for third parties.

        Cost of license revenue. Cost of license revenue increased 5% from $218,000 in the first quarter of 1997, compared to $208,000 for the same period of 1996. Gross margin on license revenue increased to 98% in the first quarter of 1997, compared to 97% for the same quarter of 1996, primarily due to a decrease in royalty obligations, which were partially offset by an increase in costs related to media, manuals and product distribution incurred to support the increase in the Company's non-OEM channel sales business.

        Cost of services and training. Cost of services and training increased 95% to $517,000 in the first quarter of 1997, compared to $265,000 for the same period of 1996. Gross margin related to services and training revenue decreased to 30% in the first quarter of 1997, compared to 37% for the same quarter of 1996, primarily due to an increased investment in personnel-related and equipment costs needed to support the planned expansion of the Company's non-OEM business.

        Cost of porting. Cost of porting increased to $729,000 in the first quarter of 1997, compared to $125,000 for the same period of 1996, primarily due to the efforts incurred related to the development of versions of the Company's Volume Manager products intended to be included in future versions of Microsoft Windows NT.

Operating Expenses

        Product Development. Product development expenses consist primarily of salaries, related benefits, third-party consultant fees and other costs. Product development expenses increased 49% to $3,044,000 in the first quarter of 1997 compared to $2,048,000 for the same period of 1996, primarily reflecting increased staffing levels required to support new product development. Total product development headcount increased to 114 at March 31, 1997 from 61 at March 31, 1996, which included 25 development engineers located at the Company's subsidiary in Pune, India at March 31, 1997 and none at March 31, 1996. The Company believes that a significant level of product development investment is required to remain competitive and expects such expenses will increase in future periods, although such expenses may decline as a percentage of total net revenue to the extent revenue increases.

        Marketing and Sales. Marketing and sales expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with the Company's marketing and sales efforts. Marketing and sales expenses increased 103% to $3,094,000 in the first quarter of 1997 compared to $1,521,000 for the same period of 1996. The increase was primarily due to increased staffing levels and marketing programs as the Company continues to invest in the development of non-OEM sales channels. Marketing and sales headcount increased to 52 at March 31, 1997 from 22 at March 31, 1996. The Company intends to continue to invest in the development of its non-OEM channels business. Accordingly, the Company expects its marketing and sales expenses to increase in the future, although such expenses may decline as a percentage of total net revenue to the extent revenue increases.

        General and Administrative. General and administrative expenses consist primarily of salaries and related benefits, and fees for professional services, such as legal and accounting services. General and administrative expenses increased 50% to $1,011,000 in the first quarter of 1997 compared to $672,000 for the same period of 1996. General and administrative expenses as a percentage of total revenues decreased to 8% in the first quarter of 1997, compared to 9% for the same period in 1996. General and administrative expenses are expected to increase as the Company expands its operations and continues to invest in the non-OEM channels business, although such expenses may decline as a percentage of total net revenues to the extent revenue increases.

        Interest Income,net. Interest income increased 31% to $496,000 in the first quarter of 1997 compared to $380,000 for the same period of 1996. This increase reflects interest received on higher average investment balances.

        Provision for Income Taxes. The Company had an effective tax rate of 13% in the quarter ended March 31, 1997 which was consistent with the rate for the same period of 1996. The Company's effective tax rate is lower than the statutory rate due to the anticipated utilization of federal net operating loss carryforwards.

        The Company's tax rate reflects the benefits of federal loss and credit carryforwards. The federal tax loss carryforwards expire in 1997 through 2007. The federal tax laws impose limitations on loss and credit carryforwards in the event that changes in a company's stock ownership over a three year period exceed a specified threshold (a "Change in Ownership"). Based on its analysis of prior stock ownership changes, the Company believes that it has not incurred a Change of Ownership. However, changes in stock ownership in amounts that singularly would not result in a Change of Ownership, may, when aggregated with prior and subsequent ownership changes, cause a Change in Ownership to occur. In addition, the Company's analysis of its stock ownership changes, which requires numerous assumptions, is subject to review by the Internal Revenue Service (the "IRS"). If the IRS were to maintain that the Company incurred a Change of Ownership, the Company would be subject to an annual limitation on the utilization of its net operating loss and certain tax credit carryforwards. However, given the Company's current fair market value, such limitation, if any, is not expected to have a significant effect on the Company's utilization of its net operation loss and tax credit carryforwards.


Liquidity and Capital Resources

        The Company's primary source of liquidity during the first three months of 1997 and 1996, has been cash generated from operating activities. At March 31, 1997, the Company had $39,184,000 in cash, cash equivalents and short-term investments, compared to $36,929,000 at December 31, 1996, an increase of $2,255,000, or 6%. At March 31, 1997, the Company had working capital of $41,777,000 compared to $37,309,000 at December 31, 1996.

        Net cash flows provided by operating activities increased to $2,092,000 for the first three months of 1997, compared to $1,864,000 for the same period of 1996, primarily reflecting larger net income in the first three months of 1997 compared to the same period of 1996.

        Net cash used in investing activities increased to $3,828,000 in the first three months of 1997, including $2,892,000 used for the net purchase of short-term investments and $983,000 used for the purchase of equipment.

        Net cash provided by financing activities increased to $1,099,000 in the first three months of 1997, primarily related to cash received for the exercise of stock options and the issuance of common stock under the Company's employee stock purchase plan.

        The Company anticipates that its current cash, cash equivalents and short-term investments will be sufficient to fund operating activities at least through fiscal 1997, including anticipated capital expenditures and future acquisitions. The Company's long-term liquidity will be affected by numerous factors, including its ability to generate cash from operations, its capital requirements, future acquisitions and or dispositions, and the Company's product development activities. The Company expects to continue to fund these future activities from cash flows from operations and from future financings as required. The Company may seek additional equity or debt financing to satisfy future liquidity and capital resource needs, however, there can be no assurance that capital will be available when needed or, if available, that the terms for obtaining such funds will be favorable to the Company.

MERGER WITH OPENVISION; EFFECTS ON OPERATIONS

        On January 13, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with OpenVision Technologies, Inc., a Delaware corporation ("OpenVision"), a publicly-held company that provides system management applications and services for client/server computing environments, and VERITAS Software Corporation, a Delaware corporation ("the Combined Company"), pursuant to which the Company and OpenVision will become wholly owned subsidiaries of the Combined Company (the "Merger"). The Merger was consummated on April 25, 1997. The Merger is a tax-free reorganization, accounted for as a pooling of interests whereby each share of the outstanding common stock of the Company was converted into one share of common stock of the Combined Company and each outstanding share of OpenVision Common Stock and Class B Common Stock was exchanged for approximately .346 of a share of Common Stock of the Combined Company. Based on the number of shares of OpenVision Common Stock and Class B Common Stock outstanding as of April 25, 1997, approximately 6,506,602 shares of the Combined Company's Common Stock were issued in the transaction and the Combined Company has reserved 965,917 shares of its Common Stock for issuance pursuant to the assumption of outstanding options, warrants and purchase options to purchase OpenVision Common Stock. Related to the merger, the Combined Company expects to incur charges to operations, currently estimated to be between $8.0 million and $10.0 million, in the quarter ended June 30, 1997, to reflect direct transaction costs, primarily from financial advisory and legal fees and costs associated with combining the operations of the two companies, primarily related to redundant assets and facilities. This range is a preliminary estimate only and is, therefore, subject to change.

FACTORS THAT MAY AFFECT FUTURE RESULTS

In addition to other information in this Report on Form 10-Q, the following factors should be considered:

        Acquisition of OpenVision. The Company has acquired OpenVision with the expectation that the Merger will result in beneficial synergistic effects for the Combined Company. Achieving the anticipated benefits of the Merger will depend in part upon whether the integration of the two companies' businesses is achieved in a timely, efficient and effective manner, and there can be no assurance that this will occur. The combination of the two companies will require, among other things, integration of the companies' respective product offerings and coordination of their research and development efforts. There can be no assurance that such integration and coordination will be accomplished smoothly or successfully. The integration of the two organizations will require the dedication of management resources which will temporarily distract them from attention to the day-to-day business of the Combined Company. The difficulties of integration may be increased by a variety of other factors, which could include: the conflicts that may arise with respect to the direct sales distribution model of OpenVision compared to the VERITAS distribution model which is dependent on the efforts of third parties such as OEMs and resellers; the necessity of coordinating geographically separated organizations; differences between the corporate cultures of VERITAS and OpenVision; locating additional facilities proximate to VERITAS' current facilities at a reasonable cost to accommodate the Combined Company; and integrating personnel with disparate business backgrounds. The process of combining the companies may cause an interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses and may adversely affect the revenues and results of operations of the Combined Company, at least in the near term. Furthermore, the process of combining the companies could have a material adverse effect on employee morale and on the ability of the Combined Company to retain the key management, technical and sales and marketing personnel who are critical to the Combined Company's future operations. There can be no assurance that employees of OpenVision will continue employment with the Combined Company, particularly in light of the planned consolidation of the Combined Company's Northern California facilities. In addition, the announcement and consummation of the Merger could cause customers or potential customers to delay or cancel orders for products as a result of uncertainty over the integration and continued support of the Combined Company's products. Failure to effectively accomplish the integration of the two companies' operations would have a material adverse effect on the Combined Company's business, operating results and financial condition.

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

        Volatility of Stock Price. The market price for the Company's Common Stock is highly volatile. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, new customer relationships or new strategic relationships by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in revenue and revenue growth rates for the Company. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the market in which the Company does business or relating to VERITAS specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high-technology companies and which often have been unrelated to the operating performance of these companies. The broad market fluctuations may adversely affect the market price of the Company's Common Stock.

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

        VERITAS recently has made significant investments in the establishment of other distribution channels. Efforts by VERITAS in this area include: (i) the introduction of shrink-wrap packages of two of its storage management software products in 1992; (ii) the distribution of end user products for the Sun Microsystems' Solaris operating system in 1994; and (iii) the acquisition of Tidalwave in April 1995, as a result of which VERITAS began distributing the FirstWatch end user products. Additionally, the recent expiration of an exclusive distributor agreement with respect to its FirstWatch product will require VERITAS to develop product extensions, to accelerate its direct sales efforts and to provide support to existing and future customers of the FirstWatch product.

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

        These additional investments and responsibilities will require the expenditure by the Company of substantial resources, including the diversion of employees from other projects to provide the support services and development efforts required to provide products and services that it has limited experience in providing. In addition, in relation to its acquisition of OpenVision, it is anticipated that the Company's direct sales force will also market and sell the Company's products in competition with indirect sellers of its products, such as OEMs and resellers, which could adversely affect the Company's relations with such indirect sellers and result in such sellers being less willing to aggressively market the Company's products. There can be no assurance that such sales and marketing efforts by the Company's direct sales force will not result in a decline in indirect sales as a result of actual or potential competition between the Company's direct sales force and such indirect sellers, or that such efforts will not have a material adverse effect on the Company's business, operating results and financial condition. In addition, any such decline in indirect sales may require the Company to accelerate investments for expansion into alternative distribution channels, and no assurance can be given that the Company will have sufficient resources to devote to such other channels.

        Risk of Successfully Integrating Current and Future Products and Technologies. As a result of the acquisition of OpenVision, the Company's product strategy will initially be to integrate selected products and technologies to enhance storage management functionality and to integrate certain products throughout its entire product line through the availability of a common set of services. The success of this strategy is dependent in significant part on the Company's ability to integrate its products as planned and the resultant products achieving market acceptance by end users, resellers and OEMs. No assurance can be given that the Company will successfully integrate its products as planned. If the Company is unable to develop and introduce new integrated products and technologies, or enhancements to existing products, in a timely manner, its business, operating results and financial condition would be materially and adversely affected.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

        Except as described below, VERITAS is not a party to any material legal proceedings.

        A reseller of VERITAS, Qualix Group, Inc., filed a complaint against VERITAS in the Superior Court of the State of California, County of Santa Clara on October 25, 1996, alleging breach by VERITAS of the terms of a reseller agreement with respect to the FirstWatch product. The complaint seeks compensatory damages in excess of $25,000 and an unspecified amount of punitive damages. VERITAS believes these allegations are without merit and intends to vigorously defend against the same. Nevertheless, the costs of defense, regardless of outcome, could have an adverse effect on the results of operations and financial condition of the Company. In addition, VERITAS has filed a cross-complaint against such reseller alleging breach by the reseller of the reseller agreement seeking general and punitive damages, as well as injunctive relief. This matter has been submitted for arbitration.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        The following exhibits are filed herewith:

Exhibit
Number                                  Description                             Page number
------                                  -----------                             -----------
2.01    Agreement and Plan of Reorganization dated as of January 13, 1997, by and among the Registrant, VERITAS Software Corporation, a Delaware
        Corporation and OpenVision Technologies, Inc. (incorporated herein by reference to Exhibit 2.03 of the Registrant's Annual Report on Form 10-K
        for the year ended December 31, 1996)

11.01   Statement Re: Computation of Per Share Earnings                              17

27.01   Financial Data Schedule (EDGAR only)


(b)     Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the quarter ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    VERITAS  Software Corporation
                                    ----------------------------------------
                                             (Registrant)







May 15, 1997                       /s/ MARK LESLIE
------------                      ----------------------------------------
 (Date)                           Mark Leslie
                                  President, Chief Executive Officer
                                  and Director (Principal Executive Officer)


May 15, 1997                      /s/ KEN LONCHAR
------------                      -----------------------------------------
 (Date)                           Ken Lonchar
                                  Vice President Finance, Chief Financial
                                  Officer, (Principal Financial and
                                  Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
  No.                             Description
-------                           -----------

11.01              Statement Re: Computation of Per Share Earnings

27.01              Financial Data Schedule