Form 10-Q
period 1997-06-30
VERITAS SOFTWARE CORP
filed 1997-08-14
CIK 867666

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE TRANSITION PERIOD FROM ______________ TO

                            ------------------------

                        COMMISSION FILE NUMBER: 0-22712

                            ------------------------

                          VERITAS SOFTWARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                     94-2823068
         (STATE OR OTHER JURISDICTION                        (I.R.S. EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                    IDENTIFICATION NO.)

                            ------------------------

                              1600 PLYMOUTH STREET
                        MOUNTAIN VIEW, CALIFORNIA 94043
                                 (650) 335-8000
 (ADDRESS, INCLUDING ZIP CODE, OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES AND
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock outstanding on July 31, 1997 was 20,312,414 shares.

================================================================================

                          VERITAS SOFTWARE CORPORATION

                                     INDEX

                                                                                           PAGE
                                                                                           NO.
                                                                                           ----
                      PART I CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Item 1.   Condensed Consolidated Financial Statements....................................
          Condensed Consolidated Balance Sheets as of June 30, 1997 and December 31,
          1996...........................................................................     2
          Condensed Consolidated Statements of Operations for the Three Months and Six
          Months Ended June 30, 1997 and 1996............................................     3
          Condensed Consolidated Statements of Cash Flows for the Six Months Ended June
          30, 1997 and 1996..............................................................     4
          Notes to Condensed Consolidated Financial Statements...........................     5
Item 2.   Management's Discussion and Analysis of Results of Operations and Financial
          Condition......................................................................     7

                                   PART II OTHER INFORMATION
Item 1.   Legal Proceedings..............................................................    18
Item 2.   Changes in Securities..........................................................    18
Item 4.   Submission of Matters to a Vote of Security Holders............................    19
Item 6.   Exhibits and Reports on Form 8-K...............................................    19

Signature................................................................................    21

                          VERITAS SOFTWARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                                      JUNE 30,      DECEMBER 31,
                                                                        1997            1996
                                                                      ---------     ------------
Current assets:
  Cash and cash equivalents.........................................  $  23,065      $   17,411
  Short-term investments............................................     45,383          50,145
  Accounts receivable, less allowance for doubtful accounts of
     $1,141 at June 30, 1997 and $697 at December 31, 1996..........     26,938          15,971
  Other current assets..............................................      2,003           1,987
                                                                      ---------       ---------
Total current assets................................................     97,390          85,514
Property and equipment, net.........................................      8,327           6,997
Notes receivable and other assets...................................      1,228           2,013
                                                                      ---------       ---------
Total assets........................................................  $ 106,944      $   94,524
                                                                      =========       =========

                              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................  $   2,055      $    1,780
  Accrued compensation and related expenses.........................      4,709           3,201
  Other accrued liabilities.........................................      7,941           4,875
  Deferred revenue..................................................     10,476           8,096
  Current portion of notes payable..................................         --             149
                                                                      ---------       ---------
Total current liabilities...........................................     25,181          18,101
Notes payable, less current portion.................................         --             463
Deferred rent.......................................................        981           1,005
Stockholders' equity
  Common stock......................................................    181,556         179,410
  Accumulated deficit...............................................   (100,078)       (103,813)
  Notes receivable from stockholders................................       (234)           (282)
  Deferred compensation.............................................        (80)            (97)
  Foreign currency translation adjustment...........................       (382)           (263)
                                                                      ---------       ---------
Total stockholders' equity..........................................     80,782          74,955
                                                                      ---------       ---------
Total liabilities and stockholders' equity..........................  $ 106,944      $   94,524
                                                                      =========       =========

                            See accompanying notes.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED       SIX MONTHS ENDED
                                                           JUNE 30,                JUNE 30,
                                                     --------------------     -------------------
                                                       1997        1996        1997        1996
                                                     --------     -------     -------     -------
Net revenue:
  User license fees................................  $ 23,164     $14,476     $43,687     $26,757
  Services.........................................     4,364       2,982       8,036       5,649
  Porting and source fees..........................     1,406         432       2,821         782
                                                     --------     -------     -------     -------
          Total net revenue........................    28,934      17,890      54,544      33,188
Cost of revenue:
  Licenses.........................................       841         775       1,677       1,338
  Services.........................................     1,625         799       2,830       1,622
  Porting and source fees..........................       878          39       1,607         164
                                                     --------     -------     -------     -------
          Total cost of revenue....................     3,344       1,613       6,114       3,124
                                                     --------     -------     -------     -------
Gross profit.......................................    25,590      16,277      48,430      30,064
Operating expenses:
  Selling and marketing............................    10,356       6,323      19,618      11,951
  Research and development.........................     6,512       4,610      12,306       8,148
  General and administrative.......................     2,080       1,652       4,215       3,210
  Merger related costs.............................     8,490          --       8,490          --
  In-process research and development..............        --       2,200          --       2,200
                                                     --------     -------     -------     -------
          Total operating expenses.................    27,438      14,785      44,629      25,509
Income (loss) from operations......................    (1,848)      1,492       3,801       4,555
Other income, net..................................       835         487       1,670         664
                                                     --------     -------     -------     -------
Income (loss) before income taxes..................    (1,013)      1,979       5,471       5,219
Provision for income taxes.........................       669         418       1,736         809
                                                     --------     -------     -------     -------
Net income (loss)..................................  $ (1,682)    $ 1,561     $ 3,735     $ 4,410
                                                     --------     -------     -------     -------
Pro forma net income (loss) per share..............  $  (0.08)    $  0.08     $  0.17     $  0.22
                                                     --------     -------     -------     -------
Pro forma shares used in per share calculations....    20,219      20,607      21,646      20,156
                                                     ========     =======     =======     =======

                            See accompanying notes.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           SIX MONTHS ENDED
                                                                               JUNE 30,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
OPERATING ACTIVITIES
Net income.............................................................  $  3,735     $  4,410
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization........................................     1,842        1,720
  In-process research and development..................................        --        2,200
  Non-cash merger related costs........................................     1,218           --
Changes in operating assets and liabilities:
  Accounts receivable..................................................   (11,197)      (1,447)
  Prepaid expenses.....................................................      (321)           5
  Other assets.........................................................       (23)        (585)
  Deferred revenue.....................................................     2,400          207
  Accounts payable.....................................................       285        1,715
  Accrued compensation and related expenses............................     1,539           (6)
  Other accrued liabilities............................................     3,032         (146)
                                                                         --------     --------
Net cash provided by operating activities..............................     2,510        8,073
INVESTING ACTIVITIES
Purchase (sale) of short-term investments, net.........................     4,762      (17,450)
Purchase of property and equipment.....................................    (3,391)      (2,029)
Payments received on note..............................................       117          188
Purchase of ACSC.......................................................        --       (3,000)
                                                                         --------     --------
Net cash provided by (used in) investing activities....................     1,488      (22,291)
FINANCING ACTIVITIES
Payments of notes payable..............................................      (612)      (8,214)
Payments under capital lease obligations...............................        --          (84)
Payments on notes receivable from stockholders.........................        48            1
Proceeds from issuance of common stock.................................     2,146       37,420
                                                                         --------     --------
Net cash provided by financing activities..............................     1,582       29,123
Effect of exchange rates on cash and equivalents.......................        74         (139)
                                                                         --------     --------
Net increase in cash and cash equivalents..............................     5,654       14,766
Cash and cash equivalents at beginning of period.......................    17,411        3,527
                                                                         --------     --------
Cash and cash equivalents at end of period.............................  $ 23,065     $ 18,293
                                                                         --------     --------
SUPPLEMENTAL DISCLOSURE:
Cash paid for interest.................................................  $      4     $    203
Cash paid for taxes....................................................  $    766     $    738
Conversion of preferred stock to common stock..........................        --     $ 71,806

                            See accompanying notes.

                          VERITAS SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in the VERITAS Software Corporation's ("Veritas California") annual report on Form 10-K for the year ended December 31, 1996.

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

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("Statement 128"), Earnings per Share, which requires adoption by the Registrant as of December 31, 1997. At that time, the Registrant will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Adoption of Statement 128 is expected to result in an increase in primary earnings per share for the six months ended June 30, 1997 and June 30, 1996 to $0.19 and $0.24 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

 4. MERGER WITH OPENVISION

     On January 13, 1997, VERITAS Software Corporation, a Delaware corporation ("the Company") and VERITAS Software Corporation, a California corporation ("Veritas California") entered into an Agreement and Plan of Reorganization (the "Agreement") with OpenVision Technologies, Inc., a Delaware corporation ("OpenVision"), a publicly-held company that provides storage management applications and services for client/server computing environments. The Agreement provided for the merger of a wholly owned subsidiary of the Company with and into a wholly owned subsidiary of the Company with and into OpenVision Company (the "Merger"), thereby resulting in Veritas California and OpenVision both becoming wholly owned subsidiaries of the Company. The Merger was consummated on April 25, 1997, and was a tax-free reorganization, accounted for as a pooling of interests whereby each share of the outstanding common stock of Veritas California was converted into one share of common stock of the Company and each outstanding share of OpenVision Common Stock and Class B Common Stock was exchanged for approximately .346 of a share of Common Stock of the Company. Based on the number of shares of OpenVision Common Stock and Class B Common Stock outstanding as of April 25, 1997, approximately 6.5 million shares of the Company's

                          VERITAS SOFTWARE CORPORATION

                                   UNAUDITED

Common Stock were issued in the transaction and the Company has reserved 965,917 shares of its Common Stock for issuance pursuant to the assumption of outstanding options, warrants and rights to purchase OpenVision Common Stock.

     As a result of the transaction, the Company incurred charges to operations of $8.5 million during the period that primarily related to approximately $4.2 million for transaction fees and professional services, $1.9 million for contract terminations and asset write-offs and $2.4 million for other costs incident to the merger. Of the total charge, $1.2 million resulted from the write-off of assets related to redundant assets and facilities and $7.3 million involved cash outflows of which $1.5 are future outflows as of June 30, 1997. The future outflows will primarily be paid during the next twelve months.

 5. SUBSEQUENT EVENT

     On July 16, 1997, the Company announced a three for two stock split which has an effective date of September 15, 1997.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion contains forward-looking statements. There are certain factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in the following discussion. Among such factors are (i) the Company's timely development and market acceptance of new non-OEM products, (ii) the timely creation of versions of the Company's products for the Microsoft Windows NT operating system, (iii) the impact of Windows NT and other operating systems on the UNIX market upon which the Company's current products are dependent, (iv) the reliance on OEMs to continue porting and shipping the Company's products, (v) the ability of the Company to successfully expand the distribution of its products through new and unproven channels, including resellers, integrators, distributors and end-users,
(vi) the impact of competitive products and pricing, (vii) the uncertainty of the labor market and local regulations in India, where a subsidiary of the Company, which performs research and development activities is located, (viii) the Company's ability to hire and retain research and development and marketing and sales personnel with appropriate skills in a highly competitive labor market, (ix) the successful integration of the businesses of the Company and OpenVision, and (x) such risks and uncertainties as are detailed from time to time in the Company's SEC reports and filings, including its Annual Report on Form 10-K for the year ended December 31, 1996 and the Registration Statement on Form S-4 filed by the Company in connection with the merger with OpenVision Technologies, Inc.

RESULTS OF OPERATIONS

OVERVIEW

     The Company designs, develops, markets and supports advanced storage management and high availability products and services for open system environments. The Company's products provide performance improvement and reliability enhancement features that are critical for many commercial applications. Some of the key features of storage management products include protection against data loss and file corruption, rapid recovery after disk or system failure, the ability to process large files efficiently and the ability to manage and back-up systems without interrupting users. The high availability products provide an automated failover between computer systems organized in clusters sharing disk resources. The Company's highly scalable products can be used independently, and certain products can be combined to provide interoperable client/server storage management solutions. The Company's products offer centralized administration with a high degree of automation, enabling customers to manage complex, distributed environments cost-effectively by increasing system administrator productivity and system availability. The Company also provides a comprehensive range of services to assist customers in planning and implementing storage management solutions. The Company markets its products and associated services through a combination of direct sales and indirect channels (resellers, VARs, hardware distributors, application software vendors and systems integrators). Before its merger with OpenVision, the Company primarily distributed its products through OEM partners whose operating systems incorporated one or more of the Company's products. Currently, the Company supports sales of binary versions of its products predominately through several OEM partnerships as well as through an increasing effort to market and develop shrink-wrap versions of its products for distribution through non-OEM channels.

     The Company merged with OpenVision pursuant to the terms of an Agreement and Plan of Reorganization dated January 13, 1997. The transaction was consummated on April 25, 1997 and was accounted for as a "pooling of interests" for financial reporting purposes in accordance with generally accepted accounting principles. The following discussion reflect the combined results of the Company and OpenVision for all periods covered.

RESULTS OF OPERATIONS

     The following tables set forth the percentage of total revenue represented by certain line items from the Company's condensed consolidated statement of operations for the three months and six months ended June 30, 1997 and 1996, respectively, and the percentage change between the comparative periods:

                                                          PERCENTAGE OF          PERIOD-TO-PERIOD
                                                          TOTAL REVENUE          PERCENTAGE CHANGE
                                                        ------------------     ---------------------
                                                        THREE MONTHS ENDED      THREE MONTHS ENDED
                                                             JUNE 30,                JUNE 30,
                                                        ------------------     ---------------------
                                                        1997          1996     1997 COMPARED TO 1996
                                                        ----          ----     ---------------------
Net revenue:
  User license fees...................................   80%           81%               60%
  Services............................................   15            17                46%
  Porting and source fees.............................    5             2               225%
                                                        ---           ---
          Total net revenue...........................  100           100                62%
Cost of revenue:
  User license fees...................................    3             4                 9%
  Services............................................    6             5               103%
  Porting and source fees.............................    3            --               n/m
                                                        ---           ---
          Total cost of revenue.......................   12             9               107%
                                                        ---           ---
Gross profit..........................................   88            91                57%
Operating expenses:
  Selling and marketing...............................   36            36                64%
  Research and development............................   23            26                41%
  General and administrative..........................    7             9                26%
  Merger related costs................................   29            --               n/m
  In-process research and development.................   --            12               n/m
                                                        ---           ---
          Total operating expenses....................   95            83                86%
                                                        ---           ---
Income (loss) from operations.........................   (7)            8
Other income, net.....................................    3             3
Provision for income taxes............................   (2)           (2)
                                                        ---           ---
Net income (loss).....................................   (6)%           9 %
                                                        ===           ===
Gross margin:
  User license fees...................................   96%           95%
  Services............................................   63%           73%
  Porting and source fees.............................   38%           91%

---------------

n/m = not meaningful

                                                           PERCENTAGE OF         PERIOD-TO-PERIOD
                                                           TOTAL REVENUE         PERCENTAGE CHANGE
                                                          ----------------     ---------------------
                                                          SIX MONTHS ENDED       SIX MONTHS ENDED
                                                              JUNE 30,               JUNE 30,
                                                          ----------------     ---------------------
                                                          1997        1996     1997 COMPARED TO 1996
                                                          ----        ----     ---------------------
Net revenue:
  User license fees.....................................   80%         81%               63%
  Services..............................................   15          17                42%
  Porting and source fees...............................    5           2               n/m
                                                          ---         ---
          Total net revenue.............................  100         100                64%
Cost of revenue:
  User license fees.....................................    3           4                25%
  Services..............................................    5           5                75%
  Porting and source fees...............................    3          --               n/m
                                                          ---         ---
          Total cost of revenue.........................   11           9                96%
                                                          ---         ---
Gross profit............................................   89          91                61%
Operating expenses:
  Selling and marketing.................................   36          36                64%
  Research and development..............................   22          24                51%
  General and administrative............................    8          10                31%
  Merger related costs..................................   16          --               n/m
  In-process research and development...................   --           7               n/m
                                                          ---         ---
          Total operating expenses......................   82          77                75%
                                                          ---         ---
Income from operations..................................    7          14
Other income, net.......................................    3           2
Provision for income taxes..............................   (3)         (3)
                                                          ---         ---
Net income..............................................    7%         13%
                                                          ===         ===
Gross margin:
  User license fees.....................................   96%         95%
  Services..............................................   65%         71%
  Porting and source fees...............................   43%         79%

---------------

n/m = not meaningful

  Net Revenue

     Total net revenue increased 62% from $17.9 million for the three months ended June 30, 1996, to $28.9 million for the three months ended June 30, 1997, and increased 64% from $33.2 million for the six months ended June 30, 1996, to $54.5 million for the six months ended June 30, 1997. The Company believes that the percentage increases in total revenue achieved in these periods are not indicative of future results. The Company's revenue is comprised of user license fees, service revenue and porting and source fees. Growth in user license fees has been driven primarily by increasing market acceptance of the Company's products and a larger percentage of total license revenue coming through the direct sales channel. Service revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. The growth in service revenue has been driven primarily by increased sales of service and support contracts on new license sales and, to a lesser extent, by increasing renewals of these contracts as the Company's installed base of licensees has increased. Porting and source fees are derived from the Company's funded development efforts and one-time fees associated with the licensing of source code to OEMs. User license fees for the three months ended June 30, 1997 decreased to 80% of total net revenue from 81% for the three months ended June 30, 1996. License revenue for the six months ended June 30, 1997 and the six months ended June 30, 1996 were also 80% and 81%, respectively.

     User license fees. User license fees increased 60% from $14.5 million for the three months ended June 30, 1996 to $23.2 million for the three months ended June 30, 1997. User license fees increased 63% from $26.8 million for the six months ended June 30, 1996 to $43.7 million for the six months ended June 30, 1997. The increase in overall user license fees is primarily due to increased market acceptance of the Company's products and introduction of new products. In particular, the Company's user license fees from storage products increased by approximately 92%, accounting for 76% and 90% of user license fees in the six months ended June 30, 1996 and 1997, respectively.

     Service Revenue. Service revenue increased 46% from $3.0 million for the three months ended June 30, 1996 to $4.4 million for the three months ended June 30, 1997, and increased 42% from $5.6 million for the six months ended June 30, 1996 to $8.0 million for the six months ended June 30, 1997, primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in consulting services revenue.

     Porting and source fees. Porting and source fees, which include revenues from porting contracts, increased from $0.4 million for the three months ended June 30, 1996 to $1.4 million for the three months ended June 30, 1997, and increased from $0.8 million for the six months ended June 30, 1996 to $2.8 million for the six months ended June 30, 1997. During the third quarter of 1996, the Company entered into a strategic relationship with Microsoft Corporation whereby the Company has committed to develop versions of its Volume Manager products to be included in future releases of Microsoft Windows NT. During the six months ended June 30, 1997, the increase in porting revenue was directly related to the efforts incurred in supporting the development needs of the Microsoft project for which revenue is being recognized under the percentage of completion method.

     The Company's international sales are generated primarily through its international sales subsidiaries. International revenue outside the United States and Canada, most of which is collectible in foreign currencies, accounted for 22% and 28% of the Company's revenue in the six months ended June 30, 1997 and 1996, respectively. International revenue during this time period grew at a slower rate than in the United States and Canada. The Company's international revenue increased 28% from $9.3 million for the six months ended June 30, 1996 to $11.9 million for the six months ended June 30, 1997. Since much of the Company's international operating expenses are also incurred in local currencies, the relative impact of exchange rates on net income or loss is less than on revenues. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, the Company's operating results may be significantly affected in the short term by fluctuations in foreign currency exchange rates. The Company believes that its success depends upon continued expansion of its international operations. The Company currently has sales and service offices in the United States, Canada, Japan, England, Germany and France. The Company has a development center in India. The Company also has resellers located in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require that the Company establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may necessitate significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

  Cost of Revenue

     Cost of user license fees consists primarily of media, manuals, distribution costs and royalties. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Cost of porting fees consists primarily of personnel-related costs in providing development efforts. Gross margin on user license fees is substantially higher than gross margin on service revenue and porting fees, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting, training services and development efforts. Cost of service revenue also varies based upon the mix of maintenance, technical support, consulting and training services.

     Cost of User License Fees. Cost of user license fees was $0.8 million for the three months ended June 30, 1996 and 1997, and increased 25% from $1.3 million for the six months ended June 30, 1996 to $1.7 million for the six months ended June 30, 1997. Gross margin on user license fees increased from 95% for the three months and six months ended June 30, 1996 to 96% for the three months and six months ended June 30, 1997, primarily due to a greater percentage of user license fees generated from products with lower royalty rates. The Company does not expect significant improvements in gross margin on license revenue.

     Cost of Service Revenue. Cost of service revenue increased 103% from $0.8 million for the three months ended June 30, 1996 to $1.6 million for the three months ended June 30, 1997, and increased 75% from $1.6 million for the six months ended June 30, 1996 to $2.8 million for the six months ended June 30, 1997. Gross margin on service revenue decreased from 73% for the three months ended June 30, 1996 to 63% for the three months ended June 30, 1997 and decreased from 71% for the six months ended June 30, 1996 to 65% for the six months ended June 30, 1997, primarily due to the Company's personnel additions to the support organization to provide maintenance and other service.

     Cost of Porting and Source Fees. Cost of porting increased to $0.9 million for the three months ended June 30, 1997, compared to $39,000 for the same period of 1996, and increased to $1.6 million for the six months ended June 30, 1997, compared to $0.2 million for the same period in 1996, primarily due to the efforts incurred related to the development of versions of the Company's Volume Manager products intended to be included in future versions of Microsoft Windows NT.

  Operating Expenses

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with the Company's sales and marketing efforts. Selling and marketing expenses increased 64% from $6.3 million for the three months ended June 30, 1996 to $10.4 million for the three months ended June 30, 1997, and increased 64% from $12.0 million for the six months ended June 30, 1996 to $19.6 million for the six months ended June 30, 1997. Selling and marketing expenses as a percentage of total net revenue remained at 36% in both the three-month and six-month comparative periods. The increase in absolute dollars is primarily attributable to increased sales and marketing staffing. The Company intends to continue to expand its global sales and marketing infrastructure. Accordingly, the Company expects its selling and marketing expenses to increase in the future.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other costs. Research and development expenses increased 41% from $4.6 million for the three months ended June 30, 1996 to $6.5 million for the three months ended June 30, 1997, and increased 51% from $8.1 million for the six months ended June 30, 1996 to $12.3 million for the six months ended June 30, 1997, primarily reflecting increased staffing levels. As a percentage of total net revenue, research and development expenses decreased from 26% for the three months ended June 30, 1996 to 23% for the three months ended June 30, 1997, and decreased from 24% for the six months ended June 30, 1996 to 22% for the six month periods ended June 30, 1997. The Company believes that a significant level of research and development investment is required to remain competitive and expects such expenses will increase in future periods, although such expenses may continue to decline as a percentage of total net revenue to the extent revenue increases.

     General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 26% from $1.7 million for the three months ended June 30, 1996 to $2.1 million for the three months ended June 30, 1997, and increased 31% from $3.2 million for the six months ended June 30, 1996 to $4.2 million for the six months ended June 30, 1997. The increase in the three and six month comparisons was primarily due to additional costs associated with the Company enhancing its infrastructure to allow operations to expand. General and administrative expenses as a percentage of total net revenue decreased between the three month periods from 9% to 7%, and decreased between the six month periods from 10% to 8%. General and administrative expenses are expected to increase in future periods to the extent the

Company expands its operations, but may continue to decline as a percentage of total net revenue to the extent revenue increases.

     Merger related costs. As a result of the merger with OpenVision, the Company incurred charges to operations of $8.5 million during the current period that primarily related to approximately $4.2 million for transaction fees and professional services, $1.9 million for contract terminations and asset write-offs and $2.4 million for other costs incident to the merger. Of the total charge, $1.2 million resulted from the write-off of assets related to redundant assets and facilities and $7.3 million involved cash outflows of which $1.5 are future outflows as of June 30, 1997. The future outflows will primarily be paid during the next twelve months.

     In-Process Research and Development. On April 1, 1996, the Company acquired all of the outstanding capital stock of Advanced Computing Systems Company ("ACSC"), a company that develops media management software, for a total cost of $3.5 million. Of the total cost, $2.2 million was allocated to in-process research and development and was expensed in the second quarter of 1996 and approximately $1.3 million was allocated to intangibles assets that originally were amortized and then fully written off in the quarter ended June 30, 1997 as part of the merger related costs.

     Other Income, Net. Other income, net increased from $0.5 million for the three months ended June 30, 1996 to $0.8 million for the three months ended June 30, 1997, and increased $0.7 million for the six months ended June 30, 1996 to $1.7 million for six months ended June 30, 1997, due primarily to increased amounts of interest income attributable to the higher level of funds available for investment and, to a lesser extent, the repayment of certain interest bearing debt.

     Provision for Income Taxes. The Company had an effective tax rate of 32% and 16% for the six month periods ended June 30, 1997 and 1996, respectively. The Company's effective tax rate is lower than the combined federal and state statutory rates primarily due to the utilization of federal net operating loss carry forwards. The tax provision recorded for the second quarter of 1997 reflects the impact of certain non-recurring merger related expenses that are not deductible for tax purposes. The effective tax rate for the remainder of 1997 is expected to be significantly lower than the effective rate recorded year to date, as the entire impact of these merger related charges were taken into account in the second quarter.

     The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income taxes. At June 30, 1997, the Company had approximately $30 million of gross deferred tax assets comprised primarily of net operating loss carryforward. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. The Company intends to reevaluate the need for a valuation allowance on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments totaled $68.4 million at June 30, 1997 and represented 64% of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper. At June 30, 1997, the Company had $1.0 million of long-term obligations and stockholders' equity was approximately $80.8 million.

     Net cash provided from operating activities was $2.5 million in the six months ended June 30, 1997 down from $8.1 million in the six months ended June 30, 1996. The reduction in cash provided from operating activities resulted primarily from an increase of accounts receivable of $11.2 million, partially offset by increases in deferred revenue and accrued liabilities of $2.4 million and $3.0 million, respectively, in the six months ended June 30, 1997. The increase in accounts receivable reflects the overall revenue increase and shift in revenue distribution to a higher percentage of revenue being generated through its direct sales channel. The Company typically recognizes a significant portion of its direct sales license revenue in the last two weeks of a quarter. The Company also used $5.8 million of cash from operations to provide for non-recurring costs related to the OpenVision merger in the six months ended June 30, 1997.

     The Company's investing activities provided cash of $1.5 million in the six months ended June 30, 1997 primarily due to the net reduction of short-term investments of $4.8 million, partially offset by capital expenditures of $3.4 million. The Company's investing activities used cash of $22.3 million in the six months ended June 30, 1996 and consisted primarily of net purchases of short-term investments, $17.5 million, $3.0 million used for the purchase of ACSC and capital expenditures of $2.0 million.

     Financing activities provided cash of $1.6 million in the six months ended June 30, 1997, primarily from the issuance of common stock under the Company's employee stock plans, partially offset by payments of notes payable. In the six months ended June 30, 1996, financing activities provided cash of $29.1 million that reflects the net proceeds of $36.5 million from OpenVision's May 1996 initial public stock offering partially offset by the payments of notes payable.

     The Company believes that its current cash, cash equivalents and short-term investment balances and cash flow from operations, if any, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that, if available, such financing will be obtainable on terms favorable to the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Report on Form 10-Q, the following factors should be considered carefully in evaluating the Company and its business.

     Merger with OpenVision. The Company merged with OpenVision with the expectation that the Merger will result in beneficial synergistic effects for the Company. Achieving the anticipated benefits of the Merger will depend in part upon whether the integration of the two companies' businesses is achieved in a timely, efficient and effective manner, and there can be no assurance that this will occur. The combination of the two companies will require, among other things, integration of the two companies' sales forces, product offerings and coordination of their research and development efforts. There can be no assurance that such integration and coordination will be accomplished smoothly or successfully. The integration of the two organizations will require the dedication of management resources that will temporarily distract them from attention to the day-to-day business of the Company. The difficulties of integration may be increased by a variety of other factors, which include: the conflicts that may arise with respect to the direct sales distribution model of OpenVision and the Company's distribution model which is dependent on the efforts of third parties such as OEMs and resellers; the necessity of coordinating geographically separated organizations; differences between the corporate cultures of the Company and OpenVision; locating additional facilities near the Company's current facilities at a reasonable cost to accommodate the the additional need of the Company as a result of the Merger; and integrating personnel with disparate business backgrounds. The process of combining the companies may cause an interruption of, or a loss of momentum in, the activities of either or both of the companies' businesses and may adversely affect the revenues and results of operations of the Company, at least in the near term. Furthermore, the process of combining the companies could have a material adverse effect on employee morale and on the ability of the Company to retain the key management, technical and sales and marketing personnel who are critical to the Company's future operations. There can be no assurance that employees of OpenVision will continue employment with the Company, particularly in light of the attrition experienced in the consolidation of the Company's Northern California facilities. In addition, the announcement and consummation of the Merger could cause customers or potential customers to delay or cancel orders for products because of uncertainty over the integration and continued support of the products of the Combined Company. Failure to accomplish the integration of the two companies' operations effectively would have a material adverse effect on the Company's business, operating results and financial condition.

     Competition. The markets in which the Company competes are intensely competitive and rapidly changing. Historically, and prior to the Merger, the Company's principal competition in the market for storage management products has come from internal development groups of current and prospective OEM customers, including operating systems vendors and computer manufacturers, who have the resources to develop specific operating system level products for their own needs, including the incorporation of storage management capabilities into their operating systems. The Company also encounters competition from other third party software vendors and hardware companies offering products that incorporate certain of the features provided by the Company's products and from disk controller and disk subsystem manufacturers who have included or may include similar features.

     Following the Merger and the increased visibility of the Company in certain markets as a result, the Company will face competition from additional competitors and experience new competitive factors, particularly as the companies' respective product offerings are integrated and/or combined. Prior to the Merger, OpenVision competed primarily with: (i) hardware and software vendors that offer a management platform or framework to support vendor-created and third-party systems management applications; (ii) vendors that provide systems management software for the mainframe environment who are migrating their products to the client/server environment; (iii) vendors that provide "point" products that address specific problems and offer specific functionality; and (iv) vendors that provide integrated and interoperable solutions. OpenVision has encountered competition from companies such as Computer Associates International, Inc., IBM Corporation, Legato Systems, Inc., EMC and Novadigm, Inc. Such competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger customer base, than the Company. The Company further believes that the market for storage management software, which historically has been large and fragmented, will become more consolidated with larger companies being better positioned to compete in such environment in the long term.

     The Company's success will depend significantly on its ability to adapt to these new competing forces, to develop more advanced products more rapidly and less expensively than its competitors and to educate potential customers as to the benefits of licensing the Company's products rather than developing their own products. The Company's future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than the Company's products and could also bundle existing or new products with other more established products in order to compete with the Company. Moreover, as the open systems management software market develops, a number of companies with greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. For example, IBM Corporation purchased Tivoli Systems Inc. and Computer Associates International purchase Cheyenne Software, both competitors of the Company following the Merger. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would result in the Company's business, operating results and financial condition being materially and adversely affected.

     Fluctuating Operating Results. The Company's operating results have fluctuated in the past, and may fluctuate significantly in the future depending on a number of factors. Factors that have resulted in fluctuations in operating results include: (i) the timing and level of sales by the Company's OEM licensees of computer systems incorporating the Company's storage management products, (ii) increased dependence upon non-OEM channels, which tend to be more unpredictable than OEM channels; (iii) timing of lump sum payments for source code license fees; (iv) achievement of porting milestones; and (v) financial expenses for investment in new products and distribution channels, including the hiring of additional sales and marketing personnel and outlay of promotional expenses.

     In addition to the factors described above, factors that may contribute to future fluctuations in quarterly operating results include, but are not limited to: (i) development and introduction of new operating systems that require additional development efforts; (ii) introduction or enhancement of products by the Company or its competitors; (iii) the ability of the Company to integrate and assimilate the business, operations and technology of OpenVision; (iv) changes in pricing policies of the Company or its competitors; (v) increased competition; (vi) technological changes in computer systems and environments;
(vii) the ability of the Company to develop, introduce and market new products in a timely manner; (viii) quality control of products sold; (ix) market readiness to deploy storage management products for distributed computing environments; (x) market acceptance of new products and product enhancements;
(xi) customer order deferrals in anticipation of new products and product enhancements; (xii) the Company's success in expanding its sales and marketing programs; (xiii) personnel changes; (xiv) foreign currency exchange rates; (xv) mix of products sold; (xvi) acquisition costs; (xvii) the size and timing of orders; (xviii) seasonality of revenue; and (xix) general economic conditions.

     The Company's operating results are highly sensitive to the timing of larger orders. Orders typically range from a few thousand dollars to several hundred thousand dollars. Revenue is difficult to forecast because the client/server systems management software market is an emerging market that is highly fragmented and subject to rapid change. The Company's sales cycle varies substantially from customer to customer. The Company's future revenue will also be difficult to predict, and the Company has, in the past, failed to achieve its revenue expectations for certain periods. Because the Company generally ships software products within a short period after receipt of an order, it typically does not have a material backlog of unfilled orders, and revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. In addition, the Company typically recognizes a significant portion of its direct sales license revenue in the last two weeks of a quarter. The Company's expense levels are based, in part, on its expectations as to future revenue and to a large extent are fixed in the short term. The Company will not be able to adjust expenses in the short term to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenue in relation to the Company's expectations or any material delay of customer orders would have an immediate adverse effect on its business, operating results and financial condition. As a result of all of the foregoing factors, the Company believes that period-to-period comparisons of the Company's results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance. Furthermore, it is possible that in future quarters the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would be materially and adversely affected.

     New Distribution Channels. Before the Merger, a substantial portion of the Company's net revenues were derived from user license fees received from computer OEMs that incorporated the Company's storage management software products into their operating systems. These revenues remain significant to the Company following the Merger. The Company's has no control over the shipping dates or volumes of systems shipped by its OEM customers, and there can be no assurance that any OEMs will ship operating systems incorporating VERITAS' products in the future. Furthermore, the Company's license agreements with its OEM customers generally do not require the OEMs to recommend or offer the Company's products exclusively, have no minimum sales requirements, and may be terminated by the OEMs without cause.

     The Company recently has made significant investments in the establishment of other distribution channels. Efforts by the Company in this area include: (i) the introduction of shrink-wrap packages of two of its storage management software products in 1992; (ii) the distribution of end user products for the Sun Microsystems' Solaris operating system in 1994; (iii) the acquisition of Tidalwave Technologies, Inc. in April 1995, as a result of which the Company began distributing the FirstWatch end user products; and (iv) the merger with OpenVision whereby a significant direct sales channel is immediately present.

     The Company has entered into a Development, License and Distribution Agreement with Sun Microsystems which will also provide a new distribution channel for the Company's products. The Company has agreed to develop a specialized, integrated version of the Company's Volume Manager product that will be bundled with certain Sun Microsystems' products. While the Company believes that this arrangement with Sun Microsystems will be beneficial, there can be no assurance that the Company will be able to deliver its products to Sun Microsystems in a timely manner despite the dedication of significant engineering and other resources to the development of such products. Any such failure would result in the Company having expended significant resources with little or no return on its investment, which could have a material adverse effect on the Company's business, operating results and financial condition.

     Prior to the consummation of the merger, OpenVision entered into a Development, License and Distribution Agreement with Sun Microsystems that will provide a new distribution channel for the Company's storage management products. While the Company believes that this arrangement with Sun Microsystems will be beneficial, there can be no assurance that Sun Microsystems and the Company can both deliver its products to customers without creating certain sales channel conflicts. Any such conflict could cause significant delays in the Company's sales cycle and possibly create a loss of revenue, which could have a material adverse effect on the Company's business, operating results and financial condition.

     These additional investments and responsibilities will require the expenditure by the Company of substantial resources, including the diversion of employees from other projects to provide the support services and development efforts required to provide products and services that the Company has limited experience in providing. In addition, as a result of the merger with OpenVision, it is anticipated that the Company's direct sales force will also market and sell the Company's products in competition with indirect sellers of its products, such as OEMs and resellers, which could adversely affect the Company's relations with such indirect sellers and result in such sellers being less willing to aggressively market the Company's products. There can be no assurance that such sales and marketing efforts by the Company's direct sales force will not result in a decline in indirect sales as a result of actual or potential competition between the Company's direct sales force and such indirect sellers, or that such efforts will not have a material adverse effect on the Company's business, operating results and financial condition. In addition, any such decline in indirect sales may require the Company to accelerate investments for expansion into alternative distribution channels, and no assurance can be given that the Company will have sufficient resources to devote to such other channels.

     Management of Growth; Dependence on Key Personnel. The Company continues to experience periods of significant growth that place strain upon its management control systems and resources. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis and to expand, train and manage its employee work force. There can be no assurance that the Company will be able to manage such growth effectively. Its failure to do so would have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially and adversely affected. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of other existing personnel, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Rapid Technological Change and Requirement for Frequent Product Transitions. The market for the Company's products is intensely competitive, highly fragmented and characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, product operability and support across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. For example, as certain of the Company's customers start to utilize WindowsNT or other emerging operating platforms, it will be necessary for the Company to enhance its products to operate on such platforms in order to meet these customers' requirements. There can be no assurance that the Company's products will achieve market acceptance or will adequately address the changing needs of the marketplace or that the Company will be successful in developing and marketing enhancements to its existing products, or new products incorporating new technology, on a timely basis. The Company has in the past experienced delays in product development, and there can be no assurance that the Company will not experience further delays in connection with its current product development or future development activities. If the Company is unable to develop and introduce new products, or enhancements to existing products, in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Because the Company has limited resources, it must restrict its product development efforts to a relatively small number of products and operating systems. There can be no assurance that these efforts will be successful or, even if successful, that any resulting product or operating system will achieve market acceptance.

     Volatility of Stock Price. The market price for the Company's Common Stock is highly volatile. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, new customer relationships or new strategic relationships by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in revenue and revenue growth rates for the Company. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which the Company does business, or relating to the Company specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high-technology companies and that often have been unrelated or disproportionate to the operating performance of these companies. The broad market fluctuations may adversely affect the market price of the Company's Common Stock.

     Dependence on Proprietary Technology; Risks of Infringement. The Company's success depends upon its proprietary technology. The Company relies on a combination of copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. The Company presently has no patents although it has filed several patent applications. As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In selling its products, the Company relies in part on "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. In addition, effective protection of intellectual property rights is unavailable or limited in certain foreign countries. There can be no assurance that the Company's protection of its proprietary rights, including any patent that may be issued, will be adequate or that the Company's competitors will not independently develop similar technology, duplicate the Company's products or design around any patents issued to the Company or its other intellectual property rights.

     The Company is not aware that any of its products infringe the proprietary rights of third parties. There can be no assurance, however, that third parties will not claim such infringement by the Company with respect to current or future products. The Company expects that software product developers will increasingly be subject to such claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in the industry segment overlaps. Any such claims, with or without merit, could result in costly litigation that could absorb significant management time, which could have a material adverse effect on the Company's business, operating results and financial condition. Such claims might require the Company to enter into royalty or license agreements. Such royalty or license agreements, if required, may not be available on terms acceptable to the Company or at all, which could have a material adverse effect upon the Company's business, operating results and financial condition.

                           PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Except as described below, the Company is not a party to any material legal proceedings.

     Qualix Group, Inc. ("Qualix"), a reseller of the Company's products, filed a complaint against the Company in the Superior Court of the State of California, County of Santa Clara (the "Court") on October 25, 1996, alleging breach by the Company of the terms of a reseller agreement with respect to the FirstWatch product. The Company filed a crosscomplaint against Qualix alleging breach by Qualix of such reseller agreement. The Company has reached a settlement of the action with Qualix pursuant to the terms of a confidential Mutual Settlement Agreement and Release of Claims dated August 12, 1997, whereby the parties agreed, among other things, to dismiss their respective actions against each other by filing a dismissal of their respective complaints with the court. The Company believes that the terms of the settlement reached with Qualix will not have a material adverse effect upon the Company's business, operating results and financial condition.

ITEM 2. CHANGES IN SECURITIES

     Simultaneous with the consummation of the Merger, a reincorporation of VERITAS California in the State of Delaware was effected pursuant to the terms of the Agreement. The shareholders of VERITAS California became stockholders of the Company, which is a Delaware corporation, pursuant to the conversion of each outstanding share of Common Stock of VERITAS California into one share of Common Stock of the Company and the conversion of each outstanding option or other right to purchase Common Stock of VERITAS California into an option or other right to purchase an equivalent number of shares of Common Stock of the Company. The rights of the Company's stockholders are governed by the Company's Certificate of Incorporation and Bylaws which differ in certain respects from the Articles of Incorporation and Bylaws of VERITAS California. In addition, the rights of the Company's stockholders have been affected in certain respects as a result of being governed by Delaware law, rather than California law.

     In particular, the Bylaws of the Company provide that special meetings of the stockholders of the Company may be called only by the Board of Directors, the Chairman of the Board, the Chief Executive Officer or the President. The Bylaws of VERITAS California governing this matter differed in certain respects, in particular, providing for the right of shareholders holding in excess of 10% of the voting shares to call a special meeting. Moreover, shareholders of VERITAS California were permitted to take action by written consent without a meeting. The Bylaws of the Company provide that the stockholders may not act by written consent. Furthermore, the Certificate of Incorporation and Bylaws of the Company permit the Board of Directors of the Company to amend the Bylaws without obtaining stockholder approval, including amendment of the number of authorized directors of the Company. An amendment of the authorized number of directors set forth in the Bylaws of a California corporation requires stockholder approval. The Bylaws of the Company further provide for certain notice requirements with respect to the nomination of persons for election to the Board, and the proposal of business to be considered, at annual or special meetings of stockholders, by a stockholder.

     A more detailed comparison of the rights of the stockholders of the Company with the rights of the shareholders of VERITAS California under such companies' charter documents, and as a result of differences between Delaware law and California law, is set forth in the Registration Statement on Form S-4 filed by the Company with the Securities and Exchange Commission on March 24, 1997.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on April 24, 1997 (the "Annual Meeting"), the following individuals were elected to the Board of
Directors:

                                                              VOTES         VOTES
                                                             IN FAVOR      WITHHELD
                                                            ----------     -------
            Mark Leslie...................................  11,413,301     859,139
            Roel Pieper...................................  11,414,814     857,626
            Joseph D. Rizzi...............................  11,419,276     853,164
            Fred van den Bosch............................  11,414,276     858,164
            Steven Brooks.................................  11,407,638     864,802

     The following proposals were also approved at the Company's Annual Meeting:

                                               AFFIRMATIVE     NEGATIVE                       BROKER
                                                  VOTES          VOTES       ABSTENTIONS     NON-VOTES
                                               -----------     ---------     -----------     ---------
1. Approval and adoptadoption of the
   Agreement and Plan of Reorganization by
   and among the Company, Veritas California
   and OpenVision providing for (i) the
   merger of a wholly owned subsidiary of the
   Company with and into OpenVision and (ii)
   the merger of a wholly owned subsidiary
   with and into Veritas California .........    9,553,660       939,804        35,581       1,743,395
2. Admendment of the 1993 Equity Incentive
   Plan to increase the number of reserved
   shares from 2,042,658 to 4,100,000........    5,585,467     4,933,963        59,006       1,694,004
3. Amendment of the 1993 Director Stock
   Option Plan to increase the number of
   reserved shares from 150,000 to
   250,000...................................    6,716,003     3,825,062        35,571       1,695,804
4. Amendment of the 1993 Employee Stock
   Purchase Plan to increase the number of
   reserved shares from 675,000 to
   250,000...................................    6,718,447     3,829,471        28,718       1,695,804
5. Ratification of the appointment of Ernst &
   Young LLP as auditors for the fiscal year
   ending December 31, 1997..................   12,193,722        46,872        31,846

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K:

(A) EXHIBITS

     The following exhibits are filed herewith:

  EXHIBIT                                                                             PAGE
  NUMBER                              DESCRIPTION                                    NUMBER
  ----    -------------------------------------------------------------------   ----------------
  2.01    Agreement and Plan of Reorganization by and among the Registrant,
          Veritas California and OpenVision dated January 13, 1997
          (incorporated by reference to Exhibit 2.01 of the Registrant's
          Registration Statement on Form S-4 filed with the Securities and
          Exchange Commission on March 24, 1997 (the "Form S-4"))
  4.01    Registration Rights Agreement between the Registrant and Warburg,
          Pincus Investors, L.P. dated April 25, 1997
  4.02    Nomination Agreement between the Registrant and Warburg, Pincus
          Investors, L.P. dated April 25, 1997
  11.1    Statement Re: Computation of Net Income (Loss) Per Share
  27.1    Financial Data Schedule (EDGAR only)

(B) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 1997.

                                          VERITAS SOFTWARE CORPORATION

                                                /s/ KENNETH E. LONCHAR

                                          --------------------------------------
                                                    Kenneth E. Lonchar
                                            Vice President, Finance and Chief
                                                    Financial Officer
                                           (Principal Financial and Accounting
                                                         Officer)