Form 10-Q
period 1997-09-30
VERITAS SOFTWARE CORP
filed 1997-11-14
CIK 867666

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM             TO

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

     The number of shares of the Registrant's Common Stock outstanding on October 31, 1997 was 30,641,103 shares.

================================================================================

                          VERITAS SOFTWARE CORPORATION

                                     INDEX

                                                                                           PAGE
                                                                                           NO.
                                                                                           ----
PART I       CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Item 1.      Condensed Consolidated Financial Statements
             Condensed Consolidated Balance Sheets as of September 30, 1997 and
             December 31, 1996.........................................................      2
             Condensed Consolidated Statements of Operations for the Three Months and
             Nine Months Ended September 30, 1997 and 1996.............................      3
             Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 1997 and 1996...............................................      4
             Notes to Condensed Consolidated Financial Statements......................      5
Item 2.      Management's Discussion and Analysis of Results of Operations and
             Financial Condition.......................................................      7
PART II      OTHER INFORMATION
Item 2.      Changes in Securities and Use of Proceeds.................................     21
Item 6.      Exhibits and Reports on Form 8-K..........................................     21
Signature    ..........................................................................     22

PART I: CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          VERITAS SOFTWARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                     ASSETS

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1997              1996
                                                                     -------------     ------------
Current assets:
  Cash and cash equivalents........................................    $  18,838        $   17,411
  Short-term investments...........................................       57,146            50,145
  Accounts receivable, less allowance for doubtful accounts of
     $1,776 at September 30, 1997 and $697 at December 31, 1996....       30,552            15,971
  Other current assets.............................................        2,871             1,987
                                                                        --------         ---------
Total current assets...............................................      109,407            85,514
Property and equipment, net........................................        9,241             6,997
Notes receivable and other assets..................................          670             2,013
                                                                        --------         ---------
Total assets.......................................................    $ 119,318        $   94,524
                                                                        ========         =========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................................    $   1,852        $    1,780
  Accrued compensation and related expenses........................        5,340             3,201
  Other accrued liabilities........................................        7,789             4,875
  Deferred revenue.................................................       13,653             8,096
  Current portion of notes payable.................................           --               149
                                                                        --------         ---------
Total current liabilities..........................................       28,634            18,101
Notes payable, less current portion................................           --               463
Deferred rent......................................................          946             1,005
Stockholders' equity
  Common stock.....................................................      183,620           179,410
  Accumulated deficit..............................................      (93,342)         (103,813)
  Notes receivable from stockholders...............................           --              (282)
  Deferred compensation............................................          (73)              (97)
  Foreign currency translation adjustment..........................         (467)             (263)
                                                                        --------         ---------
Total stockholders' equity.........................................       89,738            74,955
                                                                        --------         ---------
Total liabilities and stockholders' equity.........................    $ 119,318        $   94,524
                                                                        ========         =========

                            See accompanying notes.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30,           SEPTEMBER 30,
                                                      -------------------     -------------------
                                                       1997        1996        1997        1996
                                                      -------     -------     -------     -------
Net revenue:
  User license fees.................................  $24,027     $14,415     $67,719     $41,712
  Services..........................................    5,612       3,120      13,648       8,769
  Porting...........................................    1,182         171       3,998         413
                                                      -------     -------     -------     -------
          Total net revenue.........................   30,821      17,706      85,365      50,894
Cost of revenue:
  User license fees.................................    1,142         828       2,819       2,166
  Services..........................................    2,074         969       4,904       2,591
  Porting...........................................    1,163         214       2,770         378
                                                      -------     -------     -------     -------
          Total cost of revenue.....................    4,379       2,011      10,493       5,135
                                                      -------     -------     -------     -------
Gross profit........................................   26,442      15,695      74,872      45,759
Operating expenses:
  Selling and marketing.............................   10,711       6,288      30,328      18,239
  Research and development..........................    6,430       4,975      18,736      13,123
  General and administrative........................    1,889       1,663       6,104       4,873
  Merger related costs..............................       --          --       8,490          --
  In-process research and development...............       --          --          --       2,200
                                                      -------     -------     -------     -------
          Total operating expenses..................   19,030      12,926      63,658      38,435
                                                      -------     -------     -------     -------
Income from operations..............................    7,412       2,769      11,214       7,324
Other income, net...................................      902         960       2,572       1,624
                                                      -------     -------     -------     -------
Income before income taxes..........................    8,314       3,729      13,786       8,948
Provision for income taxes..........................    1,580         479       3,315       1,288
                                                      -------     -------     -------     -------
Net income..........................................  $ 6,734     $ 3,250     $10,471     $ 7,660
                                                      =======     =======     =======     =======
Net income per share................................  $  0.20     $  0.10     $  0.32     $  0.25
                                                      =======     =======     =======     =======
Shares used in per share calculations...............   33,435      31,727      32,793      30,731
                                                      =======     =======     =======     =======

                            See accompanying notes.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1997         1996
                                                                         --------     --------
OPERATING ACTIVITIES
Net income.............................................................  $ 10,471     $  7,660
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation and amortization........................................     2,648        2,667
  In-process research and development..................................        --        2,200
  Non-cash merger related costs........................................     1,218           --
Changes in operating assets and liabilities:
  Accounts receivable..................................................   (14,919)        (559)
  Prepaid expenses.....................................................    (1,105)         (27)
  Other assets.........................................................       364       (1,027)
  Deferred revenue.....................................................     5,594           63
  Accounts payable.....................................................        91          967
  Accrued compensation and related expenses............................     2,178          739
  Other accrued liabilities............................................     3,133       (1,139)
                                                                         --------     --------
Net cash provided by operating activities..............................     9,673       11,544
INVESTING ACTIVITIES
Purchase of short-term investments, net................................    (7,001)     (29,833)
Purchase of property and equipment.....................................    (5,091)      (3,960)
Payments received on note..............................................       187          282
Notes receivable from officers.........................................        --          (54)
Purchase of ACSC.......................................................        --       (3,000)
                                                                         --------     --------
Net cash used in investing activities..................................   (11,905)     (36,565)
FINANCING ACTIVITIES
Payments of notes payable..............................................      (612)      (8,214)
Payments under capital lease obligations...............................        --         (106)
Payments on notes receivable from stockholders.........................       282           16
Proceeds from issuance of common stock.................................     4,204       38,046
                                                                         --------     --------
Net cash provided by financing activities..............................     3,874       29,742
Effect of exchange rates on cash and equivalents.......................      (215)        (161)
                                                                         --------     --------
Net increase in cash and cash equivalents..............................     1,427        4,560
Cash and cash equivalents at beginning of period.......................    17,411        3,527
                                                                         --------     --------
Cash and cash equivalents at end of period.............................  $ 18,838     $  8,087
                                                                         ========     ========

                            See accompanying notes.

                          VERITAS SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in VERITAS Software Corporation's annual report on Form 10-K for the year ended December 31, 1996.

 2. USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 3. NET INCOME PER SHARE

     Net income per share has been computed using the weighted average number of shares of common stock outstanding, after giving effect to dilutive common stock equivalents. Common stock equivalents consist of the dilutive shares issuable upon the exercise of outstanding stock options and warrants (using the treasury stock method). All share and per share data for prior periods have been adjusted to reflect a 3 for 2 stock split effective September 15, 1997.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("Statement 128"), Earnings per Share, which requires adoption by the Registrant as of December 31, 1997. At that time, the Registrant will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Adoption of Statement 128 is expected to result in an increase in primary earnings per share for the nine months ended September 30, 1997 and September 30, 1996 to $0.35 and $0.27 per share, respectively. The impact of Statement 128 on the calculation of fully diluted earnings per share for these quarters is not expected to be material.

 4. MERGER WITH OPENVISION

     On January 13, 1997, VERITAS Software Corporation, a Delaware corporation ("the Company") and VERITAS Software Corporation, a California corporation ("Veritas California") entered into an Agreement and Plan of Reorganization (the "Agreement") with OpenVision Technologies, Inc., a Delaware corporation ("OpenVision"), a publicly-held company that provides storage management applications and services for client/server computing environments. The Agreement provided for the merger of a wholly owned subsidiary of the Company with and into VERITAS California (the "Reincorporation") and the merger of another wholly owned subsidiary of the Company with and into OpenVision (the "Merger"), thereby resulting in Veritas California and OpenVision both becoming wholly owned subsidiaries of the Company. The Reincorporation and the Merger were consummated on April 25, 1997. The Merger was a tax-free reorganization, accounted for as a pooling of interests whereby each share of the outstanding Common Stock of Veritas California was converted into one share of Common Stock of the Company and each outstanding share of OpenVision Common Stock and Class B Common Stock was exchanged for approximately .346 of a share of Common Stock of the Company. Based on the number of shares of OpenVision Common Stock and

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

Class B Common Stock outstanding as of April 25, 1997, approximately 9.8 million shares of the Company's Common Stock were issued in the transaction and the Company has reserved 1.4 million shares of its Common Stock for issuance pursuant to the assumption of outstanding options, warrants and other rights to purchase OpenVision Common Stock.

     In connection with the Merger, the Company incurred charges to operations of $8.5 million during the second quarter of 1997 that primarily consisted of approximately $4.2 million for transaction fees and professional services, $1.9 million for contract terminations and asset write-offs and $2.4 million for other costs incident to the Merger. Of the total charge, $1.2 million resulted from the write-off of redundant assets and facilities and $7.3 million involved cash outflows of which $1.2 million are future outflows as of September 30, 1997. The future outflows are expected to be paid before June 30, 1998.

 5. SUBSEQUENT EVENT

     In October 1997, the Company issued and sold $100 million principal amount of 5.25% Convertible Subordinated Notes due 2004 (the "Notes"). The Notes are subordinated to all existing and future senior indebtedness of the Company and are convertible into shares of the Company's Common Stock at a conversion price of $64.50 per share. The Company has agreed to file a shelf registration statement with respect to the Notes and the Common Stock issuable upon conversion thereof within 120 days after the date of original issuance of the Notes. The Notes are redeemable at the option of the Company in whole or in part at any time on or after November 5, 2002 at 101.5% initially, and thereafter until the maturity date of the Notes at declining premiums to par, in cash plus accrued interest, subject to adjustment in certain events. Upon the occurrence of a fundamental change (meaning a transaction or event pursuant to which the Company's Common Stock shall be exchanged for consideration, whether by means of an exchange offer, liquidation, tender offer, merger, recapitalization or other similar transaction, which does not consist solely or substantially of common stock or shares listed on a U.S. national securities exchange or approved for quotation on the Nasdaq National Market), each holder of these Notes has the right, to require the Company to repurchase outstanding Notes, in whole or in part, at a repurchase price equal to 101% of the principal amount of such Notes, plus accrued interest. The costs of $3 million incurred in connection with the Notes offering will be included in the prepaid and other assets balance. These costs will be amortized over the 7-year term of the Notes using the straight-line method, which in this case, approximates the effective interest method. Interest on the Notes began accruing October 14, 1997 and is payable semi-annually on May 1 and November 1, commencing May 1, 1998. The proceeds of the Notes will be used for general corporate purposes, including working capital, possible facilities expansion or acquisitions of businesses, products or technologies that would complement the Company's business.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion contains forward-looking statements that involve risks and uncertainties. Such forward-looking statements consist of statements that are not purely historical, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. There are certain important factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in the following discussion. Among such important factors are (i) the Company's timely development and market acceptance of new non-OEM products, (ii) the timely creation of versions of the Company's products for Microsoft Windows NT operating system ("Windows NT"), (iii) the impact of Windows NT and other operating systems on the UNIX market upon which the Company's current products are dependent, (iv) the reliance on OEMs to continue porting and shipping the Company's products, (v) the Company's ability to expand the distribution of its products through new and unproven channels, including resellers, integrators, distributors and end users, (vi) the impact of competitive products and pricing,
(vii) the uncertainty of the labor market and local regulations in India, where a subsidiary of the Company, which performs research and development activities, is located, (viii) the Company's ability to hire and retain research and development, marketing and sales personnel with appropriate skills in a highly competitive labor market, (ix) the integration of the businesses of VERITAS California and OpenVision, and (x) such risks and uncertainties as are detailed from time to time in the Company's SEC reports and filings, including its Annual Report on Form 10-K for the year ended December 31, 1996 and the Registration Statement on Form S-4 filed by the Company in connection with the Merger with OpenVision.

RESULTS OF OPERATIONS

  OVERVIEW

     The Company designs, develops, markets and supports enterprise data storage management solutions, providing advanced storage management software for open system environments. The Company's products provide performance improvement and reliability enhancement features that are critical for many commercial applications. These products enable protection against data loss and file corruption, rapid recovery after disk or system failure, the ability to process large files efficiently and the ability to manage and back-up large networks of systems without interrupting users. The Company's high availability products provide an automated failover between computer systems organized in clusters sharing disk resources. The Company's highly scalable products can be used independently, and certain products can be combined to provide interoperable client/ server storage management solutions. The Company's products offer centralized administration with a high degree of automation, enabling customers to manage complex, distributed environments cost-effectively by increasing system administrator productivity and system availability. The Company also provides a comprehensive range of services to assist customers in planning and implementing storage management solutions. The Company markets its products and associated services through a combination of direct sales and indirect channels (resellers, VARs, hardware distributors, application software vendors and systems integrators). Before its Merger with OpenVision, the Company primarily distributed its products through OEM partners whose operating systems incorporated one or more of the Company's products. Currently, the Company supports sales of binary versions of its products predominately through several OEM partnerships as well as through an increasing effort to market and develop shrink-wrap versions of its products for distribution through non-OEM channels.

     The Company merged with OpenVision pursuant to the terms of an Agreement and Plan of Reorganization dated January 13, 1997. The transaction was consummated on April 25, 1997 and was accounted for as a "pooling of interests" for financial reporting purposes in accordance with generally accepted accounting principles. The following discussion reflects the combined results of the Company and OpenVision for all periods covered.

     The Company derives its net revenues from user license fees, services revenue and porting fees. The Company's OEM customers either bundle the Company's products with operating systems licensed by such

OEMs or offer such products as options. The Company generally receives a one-time source license fee upon entering into a license agreement with an OEM, as well as a user license fee each time the OEM licenses a copy of any operating system to a customer that incorporates one or more of the Company's products. The Company's license agreements with OEM customers generally contain no minimum sales requirements and there can be no assurance that any OEM will either commence or continue shipping operating systems incorporating the Company's products in the future. The Company's services revenue consists of fees derived from annual maintenance agreements and consulting and training. Porting fees consist of fees derived from porting and other non-recurring engineering efforts when the Company ports (i.e. adapts) its storage management products to OEMs' operating systems and when the Company develops new product features or extensions of existing product features upon request of a customer.

     The Company's international sales are generated primarily through its international sales subsidiaries. International revenue outside the United States and Canada, most of which is collectible in foreign currencies, accounted for 20% and 27% of the Company's revenue in the nine months ended September 30, 1997 and 1996, respectively. International revenue during this period grew at a slower rate than in the United States and Canada. The Company's international revenue increased 21% from $13.9 million for the nine months ended September 30, 1996 to $16.9 million for the nine months ended September 30, 1997. Since much of the Company's international operating expenses are also incurred in local currencies, the relative impact of exchange rates on net income or loss is less than on revenues. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, the Company's operating results may be significantly affected in the short term by fluctuations in foreign currency exchange rates. The Company believes that its success depends upon continued expansion of its international operations. The Company currently has sales and service offices in the United States, Canada, Japan, England, Germany and France. The Company has a development center in India. The Company also has resellers located in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require that the Company establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may necessitate significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and the Company's business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     The following tables set forth the percentage of total revenue represented by certain line items from the Company's Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 1997 and 1996, respectively, and the percentage change between the comparative periods:

                                                      PERCENTAGE OF
                                                      TOTAL REVENUE          PERIOD-TO-PERIOD
                                                   THREE MONTHS ENDED        PERCENTAGE CHANGE
                                                      SEPTEMBER 30,         THREE MONTHS ENDED
                                                   -------------------         SEPTEMBER 30,
                                                   1997           1996     1997 COMPARED TO 1996
                                                   ----           ----     ---------------------
    Net revenue:
      User license fees..........................   78%            81%               67%
      Services...................................   18             18                80
      Porting....................................    4              1               591
                                                   ---            ---
         Total revenue...........................  100            100                74
    Cost of revenue:
      User license fees..........................    3              5                38
      Services...................................    7              5               114
      Porting....................................    4              1               443
                                                   ---            ---
         Total cost of revenue...................   14             11               118
    Gross profit.................................   86             89                68
    Operating expenses:
      Selling and marketing......................   35             36                70
      Research and development...................   21             28                29
      General and administrative.................    6              9                14
                                                   ---            ---
         Total operating expenses................   62             73                47
                                                   ---            ---
    Income from operations.......................   24             16
    Other income, net............................    3              5
    Provision for income taxes...................  (5)            (3)
                                                   ---            ---
    Net income...................................   22%            18%
                                                   ===            ===
    Gross margin:
         User license fees.......................   95%            94%
         Services................................   63%            69%
         Porting.................................    2 %          -25%

                                                      PERCENTAGE OF
                                                      TOTAL REVENUE          PERIOD-TO-PERIOD
                                                    NINE MONTHS ENDED        PERCENTAGE CHANGE
                                                      SEPTEMBER 30,          NINE MONTHS ENDED
                                                   -------------------         SEPTEMBER 30,
                                                   1997           1996     1997 COMPARED TO 1996
                                                   ----           ----     ---------------------
    Net revenue:
      User license fees..........................   79%            82%               62%
      Services...................................   16             17                56
      Porting....................................    5              1               868
                                                   ---            ---
         Total revenue...........................  100            100                68
    Cost of revenue:
      User license fees..........................    3              4                30
      Services...................................    6              5                89
      Porting....................................    3              1               633
                                                   ---            ---
         Total cost of revenue...................   12             10               104
                                                   ---            ---
    Gross profit.................................   88             90                64
    Operating expenses:
      Selling and marketing......................   36             36                66
      Research and development...................   22             26                43
      General and administrative.................    7             10                25
      Merger related costs.......................   10             --               n/m
      In-process research and development........   --              4               n/m
                                                   ---            ---
         Total operating expenses................   75             76                66
                                                   ---            ---
    Income from operations.......................   13             14
    Other income, net............................    3              3
    Provision for income taxes...................  (4)            (2)
                                                   ---            ---
    Net income...................................   12%            15%
                                                   ===            ===
    Gross margin:
      User license fees..........................   96%            95%
         Services................................   64%            70%
         Porting.................................   31%             8 %

---------------

n/m = not meaningful

  NET REVENUE

     Total net revenue increased 74% from $17.7 million for the three months ended September 30, 1996, to $30.8 million for the three months ended September 30, 1997, and increased 68% from $50.9 million for the nine months ended September 30, 1996, to $85.4 million for the nine months ended September 30, 1997. The Company believes that the percentage increases in total revenue are not indicative of future results. The Company's revenue is comprised of user license fees, services revenue and porting fees. Growth in user license fees has been driven primarily by increasing market acceptance of the Company's products and a larger percentage of total license revenue coming through the direct sales channel. Services revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. The growth in services revenue has been driven primarily by increased sales of service and support contracts on new license sales and, to a lesser extent, by increasing renewals of these contracts as the Company's installed base of licensees has increased. Porting fees are derived from the Company's funded development efforts typically associated with the licensing of source code to OEMs. User license fees for the three months ended September 30, 1997 decreased to 78% of total net revenue from 81% for the three months ended September 30, 1996. User license fees for the nine months ended September 30, 1997 and the nine months ended September 30, 1996 were 79% and 82%, respectively.

     User License Fees. User license fees increased 67% from $14.4 million for the three months ended September 30, 1996 to $24.0 million for the three months ended September 30, 1997. License revenues increased 62% from $41.7 million for the nine months ended September 30, 1996 to $67.7 million for the nine months ended September 30, 1997. The increase is primarily due to increased market acceptance of the Company's products and introduction of new products. In particular, the Company's license revenue from storage products increased by approximately 88%, accounting for 77% and 89% of license revenue in the nine months ended September 30, 1996 and 1997, respectively.

     Services Revenue. Services revenue increased 80% from $3.1 million for the three months ended September 30, 1996 to $5.6 million for the three months ended September 30, 1997, and increased 56% from $8.8 million for the nine months ended September 30, 1996 to $13.6 million for the nine months ended September 30, 1997, primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in consulting services revenue.

     Porting Fees. Porting fees increased from $0.2 million for the three months ended September 30, 1996 to $1.2 million for the three months ended September 30, 1997, and increased from $0.4 million for the nine months ended September 30, 1996 to $4.0 million for the nine months ended September 30, 1997. During the third quarter of 1996, the Company entered into an agreement with Microsoft Corporation whereby the Company has committed to develop versions of its Volume Manager products to be included in future releases of Microsoft Windows NT. During the three months and nine months ended September 30, 1997, the increase in porting fees was directly related to the efforts incurred in supporting the development needs of the Microsoft project for which revenue is being recognized under the percentage of completion method.

  COST OF REVENUE

     Cost of user license fees consists primarily of media, manuals, distribution costs and royalties. Cost of services consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Cost of porting consists primarily of personnel-related costs in providing development efforts. Gross margin on user license fees is substantially higher than gross margin on service revenue and porting fees, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting, training services and development efforts. Cost of services also varies based upon the mix of maintenance, technical support, consulting and training services.

     Cost of User License Fees. Cost of user license fees increased 38% from $0.8 million for the three months ended September 30, 1996 to $1.1 million for the three months ended September 30, 1997, and increased 30% from $2.2 million for the nine months ended September 30, 1996 to $2.8 million for the nine months ended September 30, 1997. Gross margin on user license fees increased from 94% and 95% for the three months and nine months ended September 30, 1996, respectively, to 95% and 96% for the three months and nine months ended September 30, 1997, respectively, primarily due to a greater percentage of user license fees generated from products with lower royalty rates. The Company does not expect improvements in gross margin on license revenue.

     Cost of Services Revenue. Cost of services revenue increased 114% from $1.0 million for the three months ended September 30, 1996 to $2.1 million for the three months ended September 30, 1997, and increased 89% from $2.6 million for the nine months ended September 30, 1996 to $4.9 million for the nine months ended September 30, 1997. Gross margin on services decreased from 69% for the three months ended September 30, 1996 to 63% for the three months ended September 30, 1997 and decreased from 70% for the nine months ended September 30, 1996 to 64% for the nine months ended September 30, 1997, primarily due to personnel additions to the Company's support organization to provide maintenance and other service.

     Cost of Porting Fees. Cost of porting fees increased to $1.2 million for the three months ended September 30, 1997 compared to $0.2 for the same period of 1996, and increased to $2.8 million for the nine months ended September 30, 1997, compared to $0.4 million for the same period in 1996, primarily due to the efforts incurred related to the development of versions of the Company's Volume Manager products intended to be included in future versions of Windows NT.

  OPERATING EXPENSES

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, fees for purchased services and other costs associated with the Company's sales and marketing efforts. Selling and marketing expenses increased 70% from $6.3 million for the three months ended September 30, 1996 to $10.7 million for the three months ended September 30, 1997, and increased 66% from $18.2 million for the nine months ended September 30, 1996 to $30.3 million for the nine months ended September 30, 1997. Selling and marketing expenses as a percentage of total net revenue decreased from 36% for the three months ended September 30, 1996 to 35% for the three months ended September 30, 1997, and was 36% for both of the nine month periods ended September 30, 1996 and September 30, 1997. The increase in absolute dollars is primarily attributable to increased selling and marketing staffing and increased costs associated with certain marketing programs. The Company intends to continue to expand its global sales and marketing infrastructure, and accordingly, the Company expects its selling and marketing expenses to increase in the future.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other costs. Research and development expenses increased 29% from $5.0 million for the three months ended September 30, 1996 to $6.4 million for the three months ended September 30, 1997, and increased 43% from $13.1 million for the nine months ended September 30, 1996 to $18.7 million for the nine months ended September 30, 1997, primarily reflecting increased staffing levels. As a percentage of total net revenue, research and development expenses decreased from 28% for the three months ended September 30, 1996 to 21% for the three months ended September 30, 1997, and decreased from 26% for the nine months ended September 30, 1996 to 22% for the nine months period ended September 30, 1997. The Company believes that a significant level of research and development investment is required to remain competitive and expects such expenses will increase in future periods, although such expenses may continue to decline as a percentage of total net revenue to the extent revenue increases.

     General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 14% from $1.7 million for the three months ended September 30, 1996 to $1.9 million for the three months ended September 30, 1997, and increased 25% from $4.9 million for the nine months ended September 30, 1996 to $6.1 million for the nine months ended September 30, 1997. The increase in the three and nine month comparisons was primarily due to additional costs associated with the Company enhancing its infrastructure to allow operations to expand. General and administrative expenses as a percentage of total net revenue decreased between the three month periods from 9% to 6%, and decreased between the nine month periods from 10% to 7%. General and administrative expenses are expected to increase in future periods to the extent the Company expands its operations.

     Merger-related costs. As a result of the Merger, the Company incurred charges to operations of $8.5 million for the nine months ended September 30, 1997 consisting of approximately $4.2 million for transaction fees and professional services, $1.9 million for contract terminations and asset write-offs and $2.4 million for other costs incident to the Merger. Of the total charge, $1.2 million resulted from the write-off of assets related to redundant assets and facilities and $7.3 million involved cash outflows of which $1.2 million are future outflows as of September 30, 1997. The future outflows are expected to be paid before June 30, 1998.

     In-Process Research and Development. On April 1, 1996, the Company acquired all of the outstanding capital stock of Advanced Computing Systems Company ("ACSC"), a company that develops media management software, for a total cost of $3.5 million. Of the total cost, $2.2 million was allocated to in-process research and development and was expensed in the second quarter of 1996 and approximately $1.3 million was allocated to intangibles assets that originally were amortized and then fully written off in the quarter ended

June 30, 1997 as part of the Merger-related costs since the ACSC product line became redundant upon the Merger.

     Other Income, Net. Other income, net remained substantially constant at $1.0 million for the three months ended September 30, 1996 and $0.9 million for the three months ended September 30, 1997. Other income, net increased from $1.6 million for the nine months ended September 30, 1996 to $2.6 million for nine months ended September 30, 1997, due primarily to increased amounts of interest income attributable to the higher level of funds available for investment and, to a lesser extent, the repayment of certain interest bearing debt.

     Provision for Income Taxes. The Company had an effective tax rate of 24% and 14% for the nine-month periods ended September 30, 1997 and 1996, respectively. The Company's effective tax rate is lower than the combined federal and state statutory rates primarily due to the utilization of federal net operating loss carry forwards. The tax provision recorded for the second quarter of 1997 reflects the impact of certain non-recurring merger related expenses that are not deductible for tax purposes. The effective tax rate for the remainder of 1997 is expected to be significantly lower than the effective rate recorded year to date, as the entire impact of the Merger related charges were taken into account in the second quarter.

     The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income taxes. At September 30, 1997, the Company had approximately $29 million of gross deferred tax assets comprised primarily of net operating loss carryforwards. The Company believes that, based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the realizability of the deferred tax assets such that a full valuation allowance has been recorded. The Company intends to reevaluate the need for a valuation allowance on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments totaled $76.0 million at September 30, 1997 and represented 64% of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper. At September 30, 1997, the Company had $0.9 million of long-term obligations and stockholders' equity was approximately $89.7 million.

     Net cash provided from operating activities was $9.7 million in the nine months ended September 30, 1997 down from $11.5 million in the nine months ended September 30, 1996. The reduction in cash provided from operating activities resulted primarily from an increase of accounts receivable of $14.9 million, partially offset by increases in deferred revenue and other accrued liabilities of $5.6 million and $3.1 million, respectively, in the nine months ended September 30, 1997. The increase in accounts receivable reflects the overall revenue increase and a shift in revenue distribution to a higher percentage of revenue being generated through the Company's direct sales channel. The Company typically recognizes a significant portion of its direct sales license revenue in the last two weeks of a quarter. The Company also used $6.0 million of cash from operations to provide for non-recurring costs related to the Merger in the nine months ended September 30, 1997.

     The Company's investing activities used cash of $11.9 million in the nine months ended September 30, 1997 primarily due to the net increase in short-term investments of $7.0 million and by capital expenditures of $5.1 million. The Company's investing activities used cash of $36.6 million in the nine months ended September 30, 1996 and consisted primarily of $29.8 million of net purchases of short-term investments, $4.0 million used for capital expenditures and $3.0 million used for the purchase of ACSC.

     Financing activities provided cash of $3.9 million in the nine months ended September 30, 1997, primarily from the issuance of common stock under the Company's employee stock plans, partially offset by payments of notes payable. In the nine months ended September 30, 1996, financing activities provided cash of $29.7 million that reflects the net proceeds of $36.5 million from OpenVision's May 1996 initial public stock offering partially offset by the payments of notes payable.

     In October 1997, the Company issued $100,000,000 of 5.25% Convertible Subordinated Notes due 2004, for which the Company received net proceeds of $97,500,000. The Notes provide for semi-annual interest payments each May 1 and November 1, commencing on May 1, 1998. The Notes are convertible into the Company's Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $64.50 per share, subject to adjustment in certain events. On or after November 5, 2002, the Notes will be redeemable over the period of time until maturity at the option of the Company at declining premiums to par. The debt issuance costs are being amortized ratably over the term of the Notes.

     The Company believes that its current cash, cash equivalents and short-term investment balances and cash flow from operations, if any, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next twelve months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to the Company.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Report on Form 10-Q, the following factors should be considered carefully in evaluating the Company and its business.

     Fluctuating Operating Results. The Company's operating results have fluctuated in the past, and may fluctuate significantly in the future depending on a number of factors. Factors that have resulted in fluctuations in operating results include: (i) the timing and level of sales by the Company's OEM licensees of computer systems incorporating the Company's storage management products, (ii) a significant increase in dependence upon non-OEM channels, which tend to be more unpredictable than OEM channels; (iii) timing of lump sum payments for source code license fees; (iv) achievement of porting milestones; and (v) financial expenses for investment in new products and distribution channels, including the hiring of additional selling and marketing personnel and outlay of promotional expenses.

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

     The Company's operating results are highly sensitive to the timing of larger orders. Orders typically range from a few thousand dollars to several hundred thousand dollars. Revenue is difficult to forecast because the client/server systems management software market is an emerging market that is highly fragmented and subject to rapid change. The sale of the Company's products also typically involves a significant technical evaluation and commitment of capital and other resources, with delays frequently arising from customers' internal procedures, including delays to approve capital expenditures, to engineer deployment of new technologies within their networks, and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the Company's products is typically lengthy, is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control, and varies substantially from customer to customer. Given the lengthy sales cycle and the large size of certain transactions, if orders forecasted for a specific transaction for a particular quarter are not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected.

     The Company's future revenue will also be difficult to predict, and the Company has, in the past, failed to achieve its revenue expectations for certain periods. Because the Company generally ships software products within a short period after receipt of an order, it typically does not have a material backlog of unfilled orders, and revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. In addition, the Company typically recognizes a significant portion of its direct sales license revenue in the last two weeks of a quarter. The Company's expense levels are based, in part, on its expectations as to future revenue and to a large extent are fixed in the short term. The Company will not be able to adjust expenses in the short term to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenue in relation to the Company's expectations or any material delay of customer orders would have an immediate adverse effect on its business, operating results and financial condition. As a result of all of the foregoing factors, the Company believes that period-to-period comparisons of the Company's results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance. Furthermore, it is possible that in future quarters the Company's operating results may be below the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock and the Notes would be materially and adversely affected.

     Management of Growth; Dependence on Key Personnel. The Company increased significantly in size as a result of the Merger and has continued to grow since that time. The Company expects to continue to experience periods of significant growth that place strain upon its management control systems and resources. In the future, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, to expand, train and manage its employee work force and to secure additional facilities when and if needed There can be no assurance that the Company will be able to manage such growth effectively. Its failure to do so would have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially and adversely affected. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of other existing personnel, which could have a material adverse effect on the Company's business, operating results and financial condition.

     New Distribution Channels. A substantial portion of the Company's net revenue are derived from user license fees received from computer OEMs that incorporate the Company's storage management software products into their operating systems. The Company has no control over the shipping dates or volumes of systems shipped by its OEM customers, and there can be no assurance that any OEMs will ship operating systems incorporating the Company's products in the future. Furthermore, the Company's license agreements with its OEM customers generally do not require the OEMs to recommend or offer the Company's products exclusively, have no minimum sales requirements, and may be terminated by the OEMs without cause.

     The Company recently has made significant investments in the establishment of other distribution channels. Efforts by the Company in this area include: (i) the introduction of shrink-wrap packages of two of its storage management software products in 1992; (ii) the distribution of end user products for the Sun Microsystems' Solaris operating system in 1994; (iii) the acquisition of Tidalwave Technologies, Inc. in April 1995, as a result of which the Company began distributing the VERITAS FirstWatch end user products; and (iv) the Merger with OpenVision that provided an established and significant direct sales channel to the Company.

     The Company has entered into a Development, License and Distribution Agreement with Sun Microsystems which will also provide a new distribution channel for the Company's products. The Company has agreed to develop a specialized, integrated version of the Company's Volume Manager product that will be bundled with certain Sun Microsystems' products. While the Company believes that this arrangement with Sun Microsystems will be beneficial, there can be no assurance that the Company will be able to deliver its products to Sun Microsystems in a timely manner despite the dedication of significant engineering and other resources to the development of such products. Any such failure would result in the Company having expended significant resources with little or no return on its investment, which could have a material adverse effect on the Company's business, operating results and financial condition. The Company also assumed an OpenVision Development, License and Distribution Agreement with Sun Microsystems, under which Sun Microsystems was granted a limited exclusive license with respect to VERITAS NetBackup and VERITAS HSM and to certain enhancements to and extensions of such products. There can be no assurance that the simultaneous sales efforts of Sun Microsystems and the Company with respect to such products will not create certain sales channel conflicts, and possibly lead to a loss of revenue, which could have a material adverse effect on the Company's business, operating results and financial condition.

     These additional investments and responsibilities will require the expenditure by the Company of substantial resources, including the diversion of employees from other projects to provide the support services and development efforts required to provide products and services that the Company has limited experience in providing. The Company's direct sales force is marketing and selling the Company's products in competition with indirect sellers of its products, such as OEMs and resellers, which could adversely affect the Company's relations with such indirect sellers and result in such sellers being less willing to aggressively market the Company's products. There can be no assurance that such sales and marketing efforts by the Company's direct sales force will not result in a decline in indirect sales as a result of actual or potential competition between the Company's direct sales force and such indirect sellers, or that such efforts will not have a material adverse effect on the Company's business, operating results and financial condition. In addition, any such decline in indirect sales may require the Company to accelerate investments for expansion into alternative distribution channels, and no assurance can be given that the Company will have sufficient resources to devote to such other channels.

     Inability to Integrate Current and Future Products and
Technologies. Following the Merger, the Company's commenced integration of selected products and technologies to enhance storage management functionality the integration of certain products throughout its entire product line through the availability of a common set of services. The Company's success is dependent in significant part on the Company's ability to integrate its products as planned and the resultant products achieving market acceptance by end users, resellers and OEMs. No assurance can be given that the Company will successfully integrate its products as planned. If the Company is unable to develop and introduce new integrated products and technologies, or enhancements to existing products, in a timely manner, its business, operating results and financial condition would be materially and adversely affected.

     Competition. The markets in which the Company competes are intensely competitive and rapidly changing. The Company's principal competition in the storage management market comes from internal development groups of current and prospective OEM customers, which have the resources to develop their own storage management solutions. The Company also encounters competition from other third party software vendors and hardware companies offering products that incorporate certain of the features provided by the Company's products and from disk controller and disk subsystem manufacturers who have included or may include similar features.

     As a result of the Merger and the associated higher visibility of the Company in certain markets, the Company faces competition from additional competitors and experience new competitive factors. In particular, new competitors include: (i) hardware and software vendors that offer a management platform or framework to support vendor-created and third-party systems management applications; (ii) vendors that provide systems management software for the mainframe environment who are migrating their products to the client/server environment; (iii) vendors that provide "point" products that address specific problems and offer specific functionality; and (iv) vendors that provide integrated and interoperable solutions. Specific competi-tors that the Company has encountered competition from include Computer Associates International, Inc., IBM Corporation, Legato Systems, Inc. and EMC. Such competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. The Company expects that the market for storage management software, which historically has been large and fragmented, will become more consolidated with larger companies being better positioned to compete in such environment in the long term. Moreover, as the open systems management software market develops, a number of companies with greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. For example, IBM Corporation purchased Tivoli Systems Inc. and Computer Associates International purchased Cheyenne Software, both competitors of the Company.

     The Company's success will depend significantly on its ability to adapt to these new competing forces, to develop more advanced products more rapidly and less expensively than its competitors and to educate potential customers as to the benefits of licensing the Company's products rather than developing their own products. The Company's future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than the Company's products and could also bundle existing or new products with other more established products in order to compete with the Company. Given the relatively low barriers of entry for the software market, the Company anticipates competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would result in the Company's business, operating results and financial condition being materially and adversely affected.

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

     Increasing Product Concentration; Dependence on Growth of Storage Management Software Market. A substantial majority of the Company's revenues have been, and in future periods will be, derived from storage management products. Storage management products accounted for 77% and 89% of the Company's license revenue in the nine months ended September 30, 1996 and 1997, respectively. The Company expects that storage management products will continue to account for a substantial majority of the Company's revenues in future periods as a result of its strategic decision to devote greater financial and other resources to selling, servicing and supporting its storage management products. The allocation of greater levels of sales, service and support resources to such products could adversely affect the Company's ability to continue enhancing and supporting its other product lines. Any failure by the Company to enhance and support its other product lines could result in adverse customer reactions and the loss of an existing revenue base, and could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Merger with OpenVision. The Company merged with OpenVision with the expectation that the Merger will result in beneficial synergistic effects for the Company. Achieving the anticipated benefits of the Merger will depend in part upon whether the integration of the two companies' businesses is achieved in a timely, efficient and effective manner, and there can be no assurance that this will occur. The combination of the two companies requires, among other things, integration of the two companies' sales forces and product offerings and coordination of research and development efforts. There can be no assurance that such integration and coordination will be accomplished smoothly or successfully. The integration of the two organizations is also requiring the dedication of management resources that will temporarily distract management from attention to the day-to-day business of the Company. The difficulties of integration may be increased by a variety of other factors, which include: the conflicts that may arise with respect to the direct sales distribution model of OpenVision and the Company's distribution model which is dependent on the efforts of third parties such as OEMs and resellers; the difficulties coordinating geographically separated organizations; differences between the corporate cultures of the Company and OpenVision; and integrating personnel with disparate business backgrounds. The process of combining the companies may cause an interruption of, or a loss of momentum in, the activities of the Company's business and may adversely affect the revenues and results of operations of the Company, at least in the near term. Furthermore, the process of combining the companies could have a material adverse effect on employee morale and on the ability of the Company to retain the key management, technical and sales and marketing personnel who are critical to the Company's future operations. In addition, the consummation of the Merger and integration efforts could cause customers or potential customers to delay or cancel orders for products because of uncertainty over the integration and continued support of the products of the Company following the Merger. Failure to accomplish the integration of the two companies' operations effectively would have a material adverse effect on the Company's business, operating results and financial condition.

     Risks Associated With International Operations. International revenue outside the United States and Canada, most of which is collectible in foreign currencies, accounted for 20% and 27% of the Company's revenue in the nine months ended September 30, 1997 and 1996, respectively. International revenue during this period grew at a slower rate than in the United States and Canada. The Company's international revenue increased 21% from $13.9 million for the nine months ended September 30, 1996 to $16.9 million for the nine months ended September 30, 1997. The Company believes that its future success depends upon continued expansion of its international operations. The Company currently has sales and service offices in the United States, Canada, the United Kingdom, Germany, France and Japan and has a product development group in India. The Company also has resellers in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require the Company to establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect the Company's operating margin. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     As of September 30, 1997, the Company had 32 engineers employed by its Indian subsidiary located in Pune, India, who perform certain product development work. These international operations subject the Company to a number of risks inherent in developing products outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection. Furthermore, if the Company were required to discontinue its product development efforts in India, it would incur significantly higher operating expenses as a result of having to perform such development work in the United States.

     From time to time, the Company may engage in exchange rate-hedging activities. Such activities have been insignificant to date. There can be no assurance that any hedging techniques implemented by the Company will be successful.

     The Company's international business also involves a number of additional risks, including lack of acceptance of localized products, cultural differences in the conduct of business, longer accounts receivable payment cycles, greater difficulty in accounts receivable collection, seasonality due to the slow-down in European business activity during the Company's third fiscal quarter, unexpected changes in regulatory requirements and royalty and withholding taxes that restrict the repatriation of earnings, tariffs and other trade barriers, and the burden of complying with a wide variety of foreign laws. The Company's international sales are generated primarily through its international sales subsidiaries and are denominated in local currency, creating a risk of foreign currency translation gains and losses. To the extent profit is generated or losses are incurred in foreign countries, the Company's effective income tax rate may be materially and adversely affected. In some markets, localization of the Company's products is essential to achieve market penetration. The Company may incur substantial costs and experience delays in localizing its products, and there can be no assurance that any localized product will ever generate significant revenue. There can be no assurance that any of the factors described herein will not have a material adverse effect on the Company's future international sales and operations and, consequently, its business, operating results and financial condition.

     Year 2000 Compliance. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is utilizing resources to identify, correct or reprogram, and test its products for Year 2000 compliance. The Company supplies storage management solutions to customers in commercial markets throughout the world. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000 could result in claims against the Company. A claim brought against the Company could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, the Company's customers could chose to convert to other calendar year 2000 compliant systems or to develop their own systems in order to avoid such malfunctions. An increasing rate of conversion would result in an increasing rate of decline of revenue, and could have a material adverse effect on the Company's business, financial condition or results of operations. The Company is also currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. The Company does not currently have information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

     Significant Leverage; Debt Service. In connection with the sale of the Notes, the Company has incurred $100 million indebtedness which, on a proforma basis, results in a ratio of long-term debt to total capitalization at September 30, 1997 of approximately 53.1%. As a result of this additional indebtedness, the Company's principal and interest payment obligations will increase substantially. The degree to which the Company will be leveraged could materially and adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

     The Company will require substantial amounts of cash to fund scheduled payments of principal and interest on its indebtedness, including the Notes, future capital expenditures and any increased working capital requirements. If the Company is unable to meet its cash requirements out of cash flow from operations, there can be no assurance that it will be able to obtain alternative financing. In the absence of such financing, the Company's ability to respond to changing business and economic conditions, to make future acquisitions, to absorb adverse operating results or to fund capital expenditures or increased working capital requirements may be adversely affected. If the Company does not generate sufficient increases in cash flow from operations to repay the Notes at maturity, it could attempt to refinance the Notes; however, no assurance can be given that such a refinancing would be available on terms acceptable to the Company, if at all. Any failure by the Company to satisfy its obligations with respect to the Notes at maturity (with respect to payments of principal) or prior thereto (with respect to payments of interest or required repurchases) would constitute a default under the Indenture and could cause a default under agreements governing other indebtedness, if any, of the Company.

     Volatility of Stock Price. The market price for the Company's Common Stock is highly volatile. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, new customer relationships or new strategic relationships by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, changes in revenue and revenue growth rates for the Company. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which the Company does business, or relating to the Company specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high-technology companies and that often have been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts may adversely affect the market price of the Company's Common Stock.

                          PART II:  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     On October 14, 1997, 5.25% Convertible Subordinated Notes due 2004 (the "Notes") amounting to $100,000,000 in aggregate principal amount were issued and sold by the Company to UBS Securities LLC (the "Initial Purchaser") in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for resale by the Initial Purchaser (i) to qualified institutional buyers within the United States in reliance upon Rule 144A promulgated under the Securities Act, and (ii) to non-U.S. persons outside the United States in reliance upon Regulation S promulgated under the Securities Act. The initial purchase price for the Notes was $100,000,000 less the Initial Purchaser's discount of 2.5% ($2,500,000) of the principal amount purchased. The Notes are convertible into the Company's Common Stock at any time prior to the close of business on the maturity of the Notes on November 1, 2004, unless previously redeemed or repurchased, at a conversion price of $64.50 per share, subject to adjustment in certain events.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS

     The following exhibits are filed herewith:

        EXHIBIT
        NUMBER                              DESCRIPTION
        ------     -------------------------------------------------------------
         4.06      Indenture dated as of October 1, 1997 between the Registrant and State Street Bank and Trust Company of California, N.A.
         4.07      Registration Rights Agreement dated as of October 1, 1997
                   between the Registrant and UBS Securities LLC
        11.1       Statement Regarding Computation of Net Income Per Share
        27.1       Financial Data Schedule (EDGAR only)

     (b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 1997                   VERITAS SOFTWARE CORPORATION

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

                               INDEX TO EXHIBITS

Exhibit
Number         Description
------         -----------
 4.06          Indenture dated as of October 1, 1997 between the Registrant and State Street
               Bank and Trust Company of California, N.A.
 4.07          Registration Rights Agreement dated as of October 1, 1997 between the
               Registrant and UBS Securities LLC
11.1           Statement Regarding Computation of Net Income Per Share
27.1           Financial Data Schedule (EDGAR only)