Form 10-K405
period 1997-12-31
VERITAS SOFTWARE CORP
filed 1998-03-02
CIK 867666

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-22712
                            ------------------------

                          VERITAS SOFTWARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          DELAWARE                                              94-2823068
      (STATE OR OTHER JURISDICTION OF INCORPORATION OR
                        ORGANIZATION)                              (I.R.S. EMPLOYER IDENTIFICATION NO.)

                    1600 PLYMOUTH STREET
                 MOUNTAIN VIEW, CALIFORNIA                                        94043
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 335-8000
                            ------------------------

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
       SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)
                            ------------------------

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of January 30, 1998, 30,841,854 shares of Common Stock of Registrant were outstanding. The aggregate market value of the shares held by non-affiliates of the Registrant (based upon the closing price of the Registrant's Common Stock on January 30, 1998 of $49.13 per share) was approximately $1,186,395,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF REGISTRANT'S DEFINITIVE PROXY STATEMENT TO BE FILED PURSUANT TO REGULATION 14A PROMULGATED BY THE SECURITIES AND EXCHANGE COMMISSION UNDER THE SECURITIES EXCHANGE ACT OF 1934, WHICH IS ANTICIPATED TO BE FILED WITHIN 120 DAYS AFTER THE END OF THE REGISTRANT'S FISCAL YEAR ENDED DECEMBER 31, 1997, ARE INCORPORATED BY REFERENCE IN PART III HEREOF.
================================================================================

                                     PART I

ITEM 1. BUSINESS

     This Form 10-K contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 as amended, and Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. Such forward-looking statements consist of statements that are not purely historical, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. There are certain important factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in this Form 10-K. Among such important factors are: (i) the timing and level of sales by original equipment manufacturers ("OEMs") of computer systems incorporating the Company's products and resales by OEMs of the Company's products; (ii) the Company's timely development and market acceptance of new products; (iii) the unpredictability of the timing and level of sales to resellers and direct end-users; (iv) the timely creation of versions of the Company's products for the Microsoft Windows NT operating system ("Windows NT"); (v) the timely release by Microsoft of the next version of Windows NT ("Windows NT 5.0") and the rate of adoption of such new version by users; (vi) the impact of Windows NT and other operating systems on the UNIX market upon which the Company's current products are dependent; (vii) the reliance on OEMs to continue porting and shipping the Company's products; (viii) the impact of competitive products and pricing; (ix) the uncertainty of the labor market and local regulations in India, where a subsidiary of the Company, which performs research and development activities, is located; (x) the Company's ability to hire and retain research and development, marketing and sales personnel with appropriate skills in a highly competitive labor market; (xi) the Company's ability to deliver products that are Year 2000 compliant, and (xii) other factors described throughout this Form 10-K, including under "Business -- Certain Factors Which May Affect Future Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers are urged to carefully review and consider the various disclosures made by the Company in this report and those detailed from time to time in the Company's reports and filings with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

OVERVIEW

     VERITAS Software Corporation ("VERITAS" or the "Company") is the leading independent supplier of enterprise data storage management solutions, providing advanced storage management software for open system environments. The Company's products provide performance improvement and reliability enhancement features that are critical for many commercial applications. These products enable protection against data loss and file corruption, rapid recovery after disk or system failure, the ability to process large files efficiently and the ability to manage and back-up large networks of systems without interrupting users. In addition, the Company's products provide an automated failover between computer systems organized in clusters sharing disk resources. The Company's highly scalable products can be used independently, and certain products can be combined to provide interoperable client/server storage management solutions. The Company's products offer centralized administration with a high degree of automation, enabling customers to manage complex, distributed environments cost-effectively by increasing system administrator productivity and system availability. The Company also provides a comprehensive range of services to assist customers in planning and implementing storage management solutions. The Company markets its products and associated services to OEM and end-user customers through a combination of direct and indirect sales channels (resellers, value-added resellers ("VARs"), hardware distributors, application software vendors and systems integrators). The Company's OEM customers include Digital Equipment Corporation ("DEC"), Hewlett-Packard Company ("HP"), Sun Microsystems, Inc. ("Sun Microsystems"), Microsoft Corporation ("Microsoft"), Sequent Computer Systems, Inc. and Tandem Computers, Inc. The Company's end-user customers include AT&T Corporation, Bank of America, BMW, Boeing Company, British Telecommunications plc, Chrysler Corporation and Motorola, Inc.

INDUSTRY BACKGROUND

     High availability of stored enterprise data is a critical factor in today's business environment. To reduce costs, improve productivity and improve customer service, large organizations are streamlining their processes by implementing strategic software applications such as databases, financial applications and electronic mail systems to manage their data. To be competitive, an organization needs immediate access to necessary data, regardless of where it is stored. Without such access, productivity suffers and the cost of doing business escalates. Providing reliable access to this data on an enterprise-wide basis presents a significant challenge to the information systems ("IS") staffs of large organizations.

     The difficulty of this challenge is compounded by a number of recent trends in enterprise computing. The volume of electronic data stored by large enterprises is rapidly increasing as enterprises increase their use of networks to provide access to data distributed through the enterprise. According to International Data Corporation ("IDC"), approximately 21,000 terabytes of data storage media were sold in 1995, and IDC expects that number to increase to nearly 570,000 terabytes in the year 2000. Moreover, the costs of managing large volumes of data are substantial. To support strategic software applications with the latest technologies, organizations are rapidly adopting new hardware and operating system platforms, resulting in an increased level of heterogeneity within their networks.

     As a result of these developments, the task of managing these complex networks of enterprise data has become increasingly difficult, and traditional approaches to data storage management are increasingly inadequate. For example, periodic mass backups of data storage systems to protect against data loss from a system failure is extremely time-consuming and typically requires the system to be taken out of productive operation for up to several hours. This approach cannot keep pace with the increasing volumes of data being maintained by organizations. Moreover, products that target particular storage management problems typically operate as separate products that lack integration capabilities. As a result, IS departments have had to tie together a patchwork of individual "point" products -- such as disk management, file management, backup, high availability and hierarchical storage management tools -- from different vendors. Because these tools generally have not been designed together, they may not share data easily or be interoperable, which in either case could require considerable administrator intervention and increase IS costs. Moreover, separate point products that address individual aspects of data storage management do not provide the IS department the ability to manage data storage proactively from a central point.

     To meet the challenges of managing the storage of increasing volumes of enterprise data in increasingly heterogeneous systems with fewer resources, IS departments require a new approach to data storage management that provides effective systems to leverage the limited resources of the IS staff. To meet these requirements, a storage management system must incorporate a number of critical features including: integration capable of providing a central consistent interface for applications that are interoperable and share data; high data availability to protect data against system failures without interrupting day-to-day operations; scalability to accommodate rapid growth in the volume of on-line data and the complexity of the network; centralized and automated management to enable the administrator to manage the entire system, including local and remote storage systems, from a single central console; and support for heterogeneous environments.

VERITAS SOLUTION

     The Company believes that the need for reliable, high performance access to data for mission-critical business applications, the dramatic growth in enterprise data storage requirements and the complexity of the computing environments on which the data is stored are driving a fundamental shift in the paradigm for data storage management in large enterprises. To address the challenges of this new paradigm, the Company has developed and is integrating a family of innovative solutions for end-to-end storage and management of on-line, near-line and off-line resources for enterprise-wide data. The Company's product line encompasses products for on-line file and disk management; off-line backup and hierarchical storage management; centralized and automated data management in heterogeneous computing environments; event management; performance management; and components that include availability enhancing features such as multiserver failover to achieve fault tolerance and remote site replication to accomplish rapid recovery in the event of a site disaster. The Company has also developed application-specific customized packages that provide storage management for major application environments such as the Sun Microsystems NFS, Oracle and SAP, as well as for Web servers.

     VERITAS storage management products can be used as separate products, or can be combined to deliver more comprehensive, efficient and robust integrated solutions. With these solutions, organizations can manage a variety of storage types, including storage systems for workgroup servers and workstations, Internet and intranet servers, and enterprise servers -- all from a single central console. The Company's solutions support a wide range of server platforms, operating systems and desktop environments. The Company also supports a wide range of storage subsystems, including disk arrays, tape stackers, tape libraries, tape carousels, robotics devices and optical jukeboxes.

VERITAS STRATEGY

     The Company's objective is to maintain its position of leadership in supplying data storage management products for the enterprise. The Company's strategy to achieve this objective includes the following elements:

     - Offer an Integrated End-to-End Solution. The Company offers increasingly integrated, end-to-end enterprise storage management solutions that provide comprehensive storage management functionality: on-line and off-line storage management; performance management and capacity planning; fault tolerance and disaster recovery; and application level optimization of storage management functions. The Company's products are easy to integrate, which enables them to interoperate and to share data for maximum effectiveness.

     - Ensure High Data Availability. The Company's products provide high availability of data through a combination of innovative backup and recovery techniques. For example, the Company's proprietary incremental block-based backup products substantially reduce the time and storage volume required to store backup data by backing up only the data that has changed since the last backup operation. This technique enables on-line backup without interrupting system operation and facilitates the remote backup of data over a network to another site to protect against a site disaster. VERITAS Volume Manager provides various RAID organizations of data, such as mirroring or RAID-5, to ensure availability. VERITAS File System uses a journaling technology to assure rapid recovery from system failures. The Company also offers a family of failover, clustering and replication products that provide system and cluster-level failover and disaster recovery.

     - Provide Highly Scalable Products. VERITAS products are designed to be highly scalable so that they are capable of growing incrementally with system requirements and of accommodating the addition of new storage devices without changing the existing storage management scheme.

     - Enable Centralized and Automated Management of Data Storage. VERITAS products enable the system administrator to manage data storage resources within the system from a single central console. This allows the administrator to set backup policies, tune input/output operations to balance loads, establish on-line, near-line and off-line hierarchical storage protocols and perform capacity planning from the same console.

     - Support Heterogeneous Environments. VERITAS products support a wide variety of heterogeneous network environments, such as Hewlett-Packard, IBM and Sun Microsystems server platforms, operating systems, such as Windows NT, Sun Microsystems Solaris and various UNIX operating systems, business-critical software applications from Oracle, SAP and SQL, popular disk and tape storage subsystems, such as ATL, Compaq, EMC, Exabyte and StorageTek, and desktop environments including Windows 3.x, Windows 95, Macintosh, OS/2 and Windows NT.

     - Leverage Strategic Relationships. To enhance the worldwide marketing and distribution of its products, the Company has established strategic relationships with hardware manufacturers including Hewlett-Packard and Sun Microsystems, operating system vendors including Microsoft, and disk and tape subsystem vendors including Exabyte. The Company seeks to leverage its strategic relationships with these and other OEM customers to seed the market with its products and to encourage OEMs and other resellers to sell add-on VERITAS products to small- and medium-sized accounts and to departments within large organizations.

       Utilize Multiple Distribution Channels. The Company distributes its products through direct, OEM, reseller and distributor channels. The
Company's end-user direct sales efforts focus on enterprise-wide sales to large customers. In the OEM channel the Company has licensing agreements with over 30 OEMs that either bundle VERITAS storage management products with their hardware or operating system offerings or market VERITAS products through their respective distribution channels. The Company has agreements with over 100 resellers located throughout the world which enable it to distribute its products globally. These multiple distribution channels complement each other and allow the Company to reach a broad market.

PRODUCTS

     The Company has developed and is integrating a family of innovative solutions for end-to-end management of on-line, near-line and off-line resources for the storage and management of enterprise-wide data. The Company's product line encompasses products for on-line file and disk management; off-line backup and hierarchical storage management; centralized and automated data management in heterogeneous computing environments; event management; performance management; and components that include availability enhancing features such as multiserver failover to achieve fault tolerance and remote site replication to accomplish rapid recovery in the event of a site disaster. The Company has also developed application-specific customized packages that provide storage management for major application environments such as the Sun Microsystems NFS, Oracle and SAP, as well as for Web servers.

     VERITAS Volume Manager ("VxVM"). VxVM provides protection against data loss due to disk failure, permits the acceleration of system performance by allowing files to be spread across multiple disks and allows the system administrator to reconfigure data locations without interrupting users. The technology incorporated into VxVM provides a virtual software layer on top of the underlying physical disks connected to the system. Among the features that VxVM provides are spanning (allowing segments of user data to span multiple physical disks and thereby overcome physical disk size limitations), mirroring (allowing duplication of data on separate disks for uninterrupted operations after disk failure), striping (interleaving data storage across multiple disks to increase performance by providing multiple input/output ("I/O") data access points), and Raid-5 (striping with the addition of redundant data for uninterrupted operations after disk failure).

     VERITAS File System ("VxFS"). VxFS enables fast system recovery (generally within seconds) from operating system failure or disruption. It also allows on-line performance tuning, file system defragmentation, file system reconfiguration and file system back-up to be conducted without interrupting users' access to files. Through the application of advanced journaling technology, VxFS is designed to ensure that metadata (information describing the location, size and attributes of files) is maintained in a consistent and correct state in the event of system failure or disruption. In addition, VxFS incorporates advanced extent-based file space allocation algorithms that can accelerate file access rates, thereby providing enhanced system performance. Extent-based algorithms are particularly critical in applications that require access to large, clustered or sequentially accessed files.

     VERITAS NetBackup. VERITAS NetBackup reduces the workload for systems administrators of heterogeneous platforms by providing easily configured centralized backup scheduling, user-directed backups and restores, automated distribution and installation of client software over the network, and easy configuration of clients. NetBackup has a database extension that provides comprehensive on-line and hot database backup for Oracle, Sybase and Informix databases that can be acquired and deployed by customers on an as-needed basis.

     VERITAS HSM. VERITAS HSM automatically moves data between file systems and storage devices supporting most disk, tape, optical and robotics devices. VERITAS HSM is a server-based, policy-driven migration tool that works in conjunction with VERITAS NetBackup. VERITAS HSM has an enterprise extension that provides a simple, cost-effective means to transparently migrate, purge and cache files between file systems on various platforms.

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

     VERITAS Event Manager. VERITAS Event Manager allows event-driven automation and monitoring of critical system, database and application activities and automatic error correction through its intelligent agent technology. Users can set thresholds and alarms to monitor processor, swapping, memory, network and I/O activity. When a threshold has been reached, Event Manager can take automatic corrective action or alert an administrator by e-mail or page. This product has a scalable architecture and centralized administration.

     VERITAS Performance Manager. VERITAS Performance Manager allows users to have a single-screen view of many different real-time and historical performance parameters for a large number of heterogeneous systems and databases. The product's event-driven architecture lets users set relevant thresholds and uses a graphical representation of the distributed configuration to notify users when a performance problem is imminent. The user can customize the data collection agents to display the historical performance data needed to track, isolate and resolve performance problems in a distributed environment.

     VERITAS Cluster Volume Manager ("VxCVM"). Added as an extension to VERITAS Volume Manager for parallel applications such as the Oracle Parallel Server, VxCVM offers the same functionality as VxVM in a cluster of systems that can all read and update the same data concurrently. VxCVM ensures atomic (all or none) configuration updates and error event notification to all participating servers. This guarantees consistent data and configuration updates, even in the event of a system failure. For example, in the event of an Oracle Parallel Server mirrored disk failure, all participating servers must atomically "see" the failure. Without VxCVM, there is a chance that the error would only be seen by one server, resulting in the Oracle Parallel Server delivering incorrect data.

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

     VERITAS HA. VERITAS HA provides high availability protection for systems, databases and applications and reduces the danger of service interruptions to mission-critical applications. The product allows users to switch services to another server automatically, monitor services on their primary server, and start, restart or stop services as their needs require.

     Accelerator for NFS. The Accelerator for NFS is an extension to the VxFS and enhances performance of the Sun Microsystems NFS. The Accelerator takes information that would have been logged in the VxFS intent logs and uses a single log on a separate device. Multiple file system logs can be consolidated and accessed sequentially on one or many of these accelerator volumes, removing the head movement latency costs associated with writing file system intent logs.

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

     VERITAS ServerSuite. VERITAS ServerSuite is an integrated suite of products, providing customers with complete data storage management solutions optimized for specific server environments including the Sun Microsystems NFS, Web servers and database servers. VERITAS ServerSuite NFS Edition provides increased NFS performance and availability on commodity servers. At this time, three editions of ServerSuite are available to support NFS servers, Web servers, SAP servers and Oracle database servers. VERITAS NetBackup has a database extension that provides comprehensive on-line and hot database backup for Oracle, Sybase and Informix databases that can be acquired and deployed by customers on an as-needed basis.

     The Company recently announced three new products that are expected to become available during 1998. These products comprise an integrated suite which utilizes a centralized and automated management interface to bring automated event, performance, configuration and capacity management solutions to enterprise storage configurations:

     VERITAS Storage Manager. VERITAS Storage Manager provides a centralized and automated management interface from which to monitor and manage diverse, distributed storage objects, including databases, file systems, tape drives, robotic devices, network connected storage, backup jobs and highly available clustered servers. The interface automates the management of these storage objects, diagnoses problems and notifies system administrators of critical and non-critical events. This product can be integrated with other VERITAS products or with third party storage management applications and hardware.

     VERITAS Storage Optimizer. VERITAS Storage Optimizer, an add-on product for VERITAS Storage Manager, provides proactive, system-wide configuration analysis and recommends changes to storage layouts for optimizing system performance and reliability. This product can detect performance issues and make recommendations enabling reconfiguration to alleviate such problems.

     VERITAS Storage Planner. VERITAS Storage Planner, another add-on product for VERITAS Storage Manager, is a predictive storage resource analysis tool, which assists system administrators with capacity planning for future storage needs. The product analyzes data gathered by VERITAS Storage Manager to determine how quickly storage objects are reaching capacity, and makes recommendations when additional storage objects are needed.

     There can be no assurance that the Company's new products will be released on the anticipated schedule, will achieve market acceptance or will adequately address the changing needs of the marketplace on a timely basis, despite the dedication of significant engineering resources to the development of such products. Any such failure could result in the Company having with little or no return on its investment of significant resources which could have a material adverse effect on the Company's business, operating results and financial condition. See "Certain Factors Which May Affect Future Operating
Results -- Rapid Technological Change and Requirement for Frequent Product Transitions."

SERVICES

     The Company's customer service and support organization provides customers with maintenance, technical support, consulting and training services. The Company believes that providing a high level of customer service and technical support is critical to customer satisfaction and the Company's success. Most of the Company's customers currently have support agreements with the Company which typically provide for fixed fee, renewable annual maintenance consisting of technical and emergency support as well as minor product upgrades free of charge. The Company's service group provides the following services:

     Maintenance and Technical Support. The Company offers seven day-a-week, 24-hour telephone support as well as electronic mail and fax customer support. Additional customer support is provided by some of the Company's VARs, system integrators and OEMs. Initial product license fees do not cover maintenance.

     Consulting. The Company believes that most customers need assistance before product selection and not just for the implementation of purchased products. Therefore, the Company offers strategy and analysis consulting services for planning the management and control of client/server computing in their specific environment. In addition, the Company offers services to assist customers with product implementation. As part of its broad range of services, the Company believes it offers particular expertise in analyzing network security threats and security policy integrity.

     Training. The Company has a worldwide customer education and training organization which offers training that enables the customer to better utilize the Company's products, reduces the need for technical support and provides the customer with a means to optimize their personnel investment by allowing their technical staff access to high quality, comprehensive instruction. The focus of this organization is aligned with the Company's strategy to offer end-to-end storage management solutions by providing instruction from highly-experienced training professionals either at the customer's location or at one of the Company's multi-platform classrooms.

MARKETING, SALES AND DISTRIBUTION

     The Company markets its products and associated services through OEMs and a combination of other distribution channels (direct sales, resellers, VARs, hardware distributors, application software vendors and systems integrators). OEMs incorporate the products into their operating systems on a bundled basis or license them to third parties as an optional product. In most cases, the Company receives a user license fee for each copy sublicensed by the OEM to third parties.

     In August 1996, the Company entered into a Development and License Agreement with Microsoft pursuant to which the Company agreed to develop a version of its Volume Manager product to be ported to and embedded in Windows NT
5.0. The Company believes that this will establish an installed customer base on the Windows NT platform to which the Company can offer its products. The Company will not receive royalties with respect to sales by Microsoft of the embedded product. There can be no assurance that the Company's products will be available for use in, or that Microsoft will use the Company's products in future versions of Windows NT or that the Company will realize any expected benefits from the inclusion of such embedded product in future versions of Windows NT. See "Certain Factors Which May Affect Future Operating Results -- New Distribution Channels" and "-- Uncertainty in Porting Products to New Operating Systems and Expansion into Windows NT Market."

     In January 1997, the Company entered into a Development, License and Distribution Agreement with Sun Microsystems which will provide a new distribution channel for VERITAS products. The Company has agreed to develop a specialized, integrated version of VERITAS Volume Manager that will be bundled with the Solaris operating system. The agreement also provides for the license of full versions of certain VERITAS products and add-on modules to Sun Microsystems for bundling with certain Sun Microsystems products. In connection with the merger with OpenVision, the Company also assumed an OpenVision Development, License and Distribution Agreement with Sun Microsystems, under which Sun Microsystems was granted a limited exclusive license with respect to VERITAS NetBackup and VERITAS HSM and to certain enhancements to and extensions of such products. There can be no assurance that the Company will be able to deliver its products to Sun Microsystems in a timely manner despite the dedication of significant resources to the development of such products or that the simultaneous sales efforts of Sun Microsystems and the Company with respect to the Company's products will not create certain channel conflicts. See "Certain Factors Which May Affect Future Operating Results -- New Distribution Channels."

     In November 1997, the Company entered into a marketing, engineering and distribution agreement with HP pursuant to which HP will offer certain bundled components of VERITAS Volume Manager, VERITAS NetBackup and VERITAS File System with every copy of the HP-UX operating system. Components of VERITAS Cluster Volume Manager and VERITAS Cluster File System are intended to be added to future versions of HP-UX. The Company will not receive royalties with respect to such bundled products. HP will become a reseller of the Company with respect to certain VERITAS products, including full feature versions of the above named products, and the Company will offer full feature products and value-added products to the HP-UX installed customer base. There can be no assurance that the Company will be able to deliver its products to HP in a timely manner, that Company deliverables and HP deliverables under the agreement will be synchronized in a timely and successful manner, that HP will be an effective reseller of the Company's products, or that the simultaneous sales efforts of HP and the Company with respect to the Company's products will not create certain channel conflicts. See "Certain Factors Which May Affect Future Operating Results -- New Distribution Channels."

     During 1997, and as a result of the Company's merger (the "Merger") with OpenVision Technologies, Inc. ("OpenVision"), the Company continued to build its sales, marketing and customer support organization with a focus on delivery of its products to resellers, integrators and end users. As of December 31, 1997, the Company's North American sales, marketing and consulting force consisted of 204 employees, including 29 pre-sales engineers that provide technical sales assistance. The Company has sales subsidiaries in Canada, Japan, the United Kingdom, Germany, France, Sweden and the Netherlands. The international sales force of the Company, as of December 31, 1997, consisted of 77 persons located in Europe and North America and four persons located in Asia and the Pacific Rim. The Company also had approximately 102 resellers as of December 31, 1997, located in North America, Europe, Asia Pacific, South America and the Middle East. The Company expects to increase the number of its sales, marketing and customer support employees in the future in order to expand its direct sales efforts to resellers and end users. There can be no assurance that the Company will have the necessary resources, or that it will be able to establish and expand these new distribution channels successfully or that it will complete the integration of its sales and marketing efforts successfully. The Company expects to hire additional sales employees in all regions in 1998. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future or that the Company will be able to manage its growth effectively.

COMPETITION

     The markets in which the Company competes are intensely competitive and rapidly changing. The Company's principal competition in the storage management market consists of internal development groups of current and prospective OEM customers, which have the resources and capability to develop their own storage management solutions. Among the OEMs which have included storage management capabilities in their operating systems are Sun Microsystems for its Solaris system, DEC for its Digital UNIX system, Hewlett-Packard for its HP-UX system and Microsoft for Windows NT. The Company also encounters competition from other third party software vendors and hardware companies offering products that incorporate certain of the features provided by the Company's products, and from disk controller and disk subsystem manufacturers which have included or may include similar features.

     As a result of the Merger and the associated higher visibility of the Company in certain markets, the Company faces new competitors and new competitive factors. In particular, the Company's new competitors include: (i) hardware and software vendors that offer a management platform or framework to support vendor-created and third-party systems management applications; (ii) vendors that provide systems management software for the mainframe environment who are migrating their products to the client/server environment; (iii) vendors that provide "point" products that address specific problems and offer specific functionality; and (iv) vendors that provide integrated and interoperable solutions. Specific companies that the Company has encountered or expects to encounter as competitors include the Cheyenne division of Computer Associates International, Inc. ("Computer Associates"), EMC, the ADSTAR Distributed Storage Manager division of International Business Machines Corporation ("ADSM") and Legato Systems, Inc. ("Legato"). Many of the Company's competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. The Company expects that the market for storage management software, which historically has been large and fragmented, will become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As the open systems management software market develops, a number of companies with greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. For example, in 1996 International Business Machines Corporation ("IBM") purchased Tivoli Systems, Inc. ("Tivoli") and

Computer Associates purchased Cheyenne Software, Inc. ("Cheyenne"); both Tivoli and Cheyenne are competitors of the Company.

     The Company's success will depend significantly on its ability to adapt to these competing forces, to develop more advanced products more rapidly and less expensively than its competitors, and to educate potential customers as to the benefits of licensing the Company's products rather than developing their own products. The Company's future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than the Company's products and could also bundle existing or new products with other more established products in order to compete with the Company. In addition, because there are relatively low barriers to entry for the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would result in the Company's business, operating results and financial condition being materially and adversely affected.

RESEARCH AND DEVELOPMENT

     The Company's core storage management and high availability products primarily operate with certain versions of the UNIX operating system as well as Windows NT, offering many features that are critical for commercial applications. The Company's development efforts have been directed towards developing new products for the UNIX operating system, developing new features and functionality for existing products, integrating products in the existing product line and porting new and existing products to new operating systems such as Windows NT. Currently, the Company's major research and development initiatives are: (i) integration of the full family of storage management products, commencing with the integration of VERITAS File System and NetBackup;
(ii) development of new intelligent-level storage products; and (iii) porting of UNIX products to Windows NT. Each of these initiatives involves technical and competitive challenges and there can be no assurance that the Company will successfully overcome such challenges.

     The Company's agreement with Microsoft provides for the development by the Company of a functional subset of the VERITAS Volume Manager product to be ported to and embedded in Windows NT. The agreement also requires the Company to develop a disk management graphical user interface designed specifically for Windows NT. Microsoft is providing funding for a significant portion of the development expenses for this product payable in quarterly increments. In order to perform under the agreement, the Company has hired additional personnel with expertise in the Windows NT operating system environment and is devoting substantial capital investment and resources to successfully complete this project. See "Certain Factors Which May Affect Future Operating
Results -- Uncertainty in Porting Products to New Operating Systems and Expansion into Windows NT Market."

     The Company's agreements with Sun Microsystems and HP also involve development obligations of the Company. The Company is required to commit significant staffing to its projects with these OEMs. There can be no assurance that the Company will have the resources necessary to perform its obligations under its agreements with such OEMs or that its development efforts will be successful.

     At December 31, 1997 the Company's research and development staff consisted of 211 employees located at the Company's Mountain View, California headquarters and at the Company's facilities in Arden Hills, Minnesota and Cambridge, Massachusetts. In addition, the Company's subsidiary in Pune, India employed 35 research and development staff.

     In 1997, 1996 and 1995, research and development expenses were approximately $25.2 million, $18.5 million and $12.8 million, respectively. The Company believes that technical leadership is essential to its success and expects that it will continue to commit substantial resources to research and development. The Company's future success will depend in large part on its ability to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards. The Company continues to make substantial investments in undisclosed new products, which may or may not be successful. There can be no assurance that any research and development efforts will be successfully completed or that future products will be available on a timely basis or achieve market acceptance. The Company must hire additional research and development personnel for timely completion of new products, including the adaptation of its products to Windows NT and performance of obligations to key OEM partners. The market for such personnel is very competitive and there can be no assurance that they can be hired on a timely basis. The Company will often consider acquiring and purchasing technology to achieve certain of its objectives. However there can be no assurance that this can be accomplished successfully.

     From time to time, the Company or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of the Company's existing products. There can be no assurance that announcements of currently planned or other new products will not cause customers to defer purchasing existing Company products. The Company has from time to time in the past experienced delays of up to several months due to the complex nature of software developed by the Company and other software developers for whose systems or applications the Company offers products. There can be no assurance that the Company will not experience delays in connection with its current or future product development activities. Any such delays could have a material adverse effect on the Company's business, operating results and financial condition.

PROPRIETARY RIGHTS

     The Company regards certain features of its internal operations, software and documentation as proprietary and relies on contract, copyright, trademark and trade secret laws, confidentiality procedures and other measures to protect its proprietary information. The Company currently holds no patents applicable to its current business, although it has filed several applications for patents, and existing copyright and trade secret laws afford only limited protection.

     As part of its confidentiality procedures, the Company generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. Such licenses are generally non-transferable and have a perpetual term.

     The Company may sometimes make source code available for certain of the Company's products. The provision of source code may increase the likelihood of misappropriation or other misuse of the Company's intellectual property. The Company also licenses some of its products pursuant to shrink wrap licenses that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. There can be no assurance that the Company's protection of its proprietary rights will be adequate or that the Company's competitors will not independently develop similar technology. See "Certain Factors Which May Affect Future Operating Results -- Dependence on Proprietary Technology; Risks of Infringement."

     The Company is not aware that its products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, from time to time, the Company receives notices from third parties asserting that the Company has infringed their patents or other intellectual property rights. The Company may find it necessary or desirable in the future to obtain licenses from third parties relating to one or more of its products or relating to current or future technologies. There can be no assurance that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion will not require the Company to enter into royalty arrangements or result in costly litigation. As the number of software products in the industry increases and the functionality of these products further overlap, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims, with or without merit, can be time consuming and expensive to defend. See "Certain Factors Which May Affect Future Operating Results -- Dependence on Proprietary Technology; Risks of Infringement."

     Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of the Company's products is difficult and, although the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem.

EMPLOYEES

     As of December 31, 1997, the Company had 579 full-time employees, including 246 in research and development, 285 in sales, marketing, consulting and customer support and 48 in finance and administrative services. The Company and its employees are not parties to any collective bargaining agreement, and the Company believes that its relations with its employees are good. The Company believes that its future success will depend in part upon the continued service of its key employees and on its continued ability to hire and retain qualified personnel. There can be no assurance that the Company can retain its key employees or that it will be successful in attracting and retaining sufficient numbers of qualified personnel to conduct its business in the future.

CERTAIN FACTORS WHICH MAY AFFECT FUTURE OPERATING RESULTS

     Management of Growth; Dependence on Key Personnel. The Company increased significantly in size as a result of the Merger, has continued to grow since that time and expects to continue to experience periods of significant growth in the future. The Company's agreements with key OEMs such as Sun Microsystems, HP and Microsoft require the hiring of additional engineering, sales and support personnel, and the commitment of significant staffing to the performance of the Company's obligations under such agreements. Such growth is likely to strain the Company's management control systems and resources (including decision support, accounting, e-mail and management information systems). With future growth, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, to expand, train and manage its employee work force and to secure additional facilities when and if needed. There can be no assurance that the Company will be able to manage such growth effectively. Any failure to do so could have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially and adversely affected. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of other existing personnel, which could have a material adverse effect on the Company's business, operating results and financial condition.

     New Distribution Channels. A significant portion of the Company's net revenues are derived from user license fees received from computer OEMs that incorporate the Company's storage management software products into their operating systems. The Company has no control over the shipping dates or volumes of systems shipped by its OEM customers, and there can be no assurance that any OEMs will ship operating systems incorporating the Company's products in the future. Furthermore, the Company's license agreements with its OEM customers generally do not require the OEMs to recommend or offer the Company's products exclusively, have no minimum sales requirements and may be terminated by the OEMs without cause.

     The Company's strategic relationships with HP, Sun Microsystems and Microsoft reflect a strategy for OEM product distribution involving the bundling by OEMs of certain functional subsets or "lite" versions of the Company's products with OEM computer systems, cooperative direct selling of full versions of such products by the Company and the OEMs, and the direct sale by the Company of added value products to the OEM installed base of customers. There can be no assurance that the Company will be able to deliver its products to such OEMs in a timely manner despite the dedication of significant engineering and other resources to the development of such products. Any such failure could result in the Company having expended significant resources with little or no return on its investment, which could have a material adverse effect on the Company's business, operating results and financial condition. There can further be no assurance that this distribution strategy will achieve the desired propagation of the Company's technology in the market place, or result in sufficient revenues to the OEMs to induce OEMs to actively market the Company's products to their customers, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the simultaneous sales efforts of such OEMs and the Company will not create certain channel conflicts. Furthermore, failure of the Company to timely develop and achieve market acceptance of new products for sale to the OEM installed customer base could lead to a significant loss of potential revenue to the Company.

     In connection with the Company's agreement with Microsoft, there can be no assurance that Microsoft will use the Company's products in any future version of Windows NT, nor that the Company will realize any expected benefits even if such products are used in any future version of Windows NT. If the Company's products are not available in a timely fashion, if Microsoft does not use these products in Windows NT, or if the Company does not receive any benefits for the use of its products in Windows NT, the Company's business, operating results and financial condition could be materially adversely affected. If the release by Microsoft of Windows NT 5.0 is significantly delayed, and/or the rate of adoption of Windows NT 5.0 by users is slow, the Company will not be in a position to market add-on products to the Windows NT installed customer base, thereby resulting in possible delays in, or loss of, revenue to the Company. Moreover, the Company would have lost certain opportunities as a result of the diversion of resources to this project. Under this agreement, Microsoft is also permitted to develop enhancements to and derivative products from the Company's products that are embedded in certain Windows NT releases, and would retain ownership of any such enhancements or derivative products. There can be no assurance that Microsoft will not develop any such enhancements or derivative products and, as a result, compete with the Company in this area. See
"-- Uncertainty in Porting Products to New Operating Systems and Expansion into Windows NT Market."

     In recent years, the Company has made significant investments in the establishment of other distribution channels. Efforts by the Company in this area include: (i) the introduction of shrink wrap packages of certain VERITAS storage management software products for multiple platforms; (ii) the distribution of end-user products for the Sun Microsystems' Solaris operating system; (iii) the acquisition of Tidalwave Technologies, Inc. ("Tidalwave") in April 1995, as a result of which the Company began distributing the VERITAS FirstWatch end-user products; and (iv) the Merger with OpenVision which provided an established and significant direct sales channel to the Company.

     As a result of the Merger, the Company's direct sales force is marketing and selling the Company's products in competition with indirect sellers of its products, such as OEMs and resellers, which could adversely affect the Company's relations with such indirect sellers and result in such sellers being less willing to market the Company's products aggressively. There can be no assurance that such sales and marketing efforts by the Company's direct sales force will not result in a decline in indirect sales as a result of actual or potential competition between the Company's direct sales force and such indirect sellers, or that such efforts will not have a material adverse effect on the Company's business, operating results and financial condition. In addition, any such decline in indirect sales may require the Company to accelerate investments for expansion into alternative distribution channels, and no assurance can be given that the Company will have sufficient resources to devote to such other channels.

     Fluctuating Operating Results. The Company's operating results have fluctuated in the past, and may fluctuate significantly in the future depending on a number of factors. Factors that have resulted in fluctuations in operating results include: (i) the timing and level of sales by the Company's OEM licensees of computer systems incorporating the Company's storage management products; (ii) a significant increase in dependence upon non-OEM distribution channels, which tend to be more unpredictable than OEM channels; (iii) timing of lump sum payments for source code license fees; (iv) achievement of porting milestones; and (v) financial expenses for investment in new products and distribution channels, including the hiring of additional sales and marketing personnel and outlay of promotional expenses.

     In addition to the factors described above, factors that may contribute to future fluctuations in quarterly operating results include, but are not limited to: (i) development and introduction of new operating systems that require additional development efforts; (ii) introduction or enhancement of products by the Company or its competitors; (iii) changes in pricing policies of the Company or its competitors; (vi) increased competition; (v) technological changes in computer systems and environments; (vi) the ability of the Company to develop, introduce and market new products in a timely manner; (vii) quality control of products sold; (viii) market readiness to deploy storage management products for distributed computing environments; (ix) market acceptance of new products and product enhancements; (x) customer order deferrals in anticipation of new products and product enhancements; (xi) the Company's success in expanding its sales and marketing programs; (xii) personnel changes; (xiii) foreign currency exchange rates; (xiv) mix of products sold; (xv) acquisition costs; (xvi) the size and timing of orders; (xvii) seasonality of revenue; and (xviii) general economic conditions.

     The Company's operating results are highly sensitive to the timing of larger orders. Orders typically range from a few thousand dollars to several hundred thousand dollars. Revenue is difficult to forecast because the client/server systems management software market is an emerging market that is highly fragmented and subject to rapid change. The sale of the Company's products also typically involves a significant technical evaluation and commitment of capital and other resources, with the delays frequently associated with customers' internal procedures, including delays to approve large capital expenditures, to engineer deployment of new technologies within their networks, and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the Company's products is typically lengthy, generally lasting three to nine months, is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control, and varies substantially from transaction to transaction. Because of the lengthy sales cycle and the large size of certain transactions, if orders forecasted for a specific transaction for a particular quarter are not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected.

     The Company's future revenue will be difficult to predict, and the Company has, in the past, failed to achieve its revenue expectations for certain periods. Because the Company generally ships software products within a short period after receipt of an order, it typically does not have a material backlog of unfilled orders, and revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. In addition, the Company typically recognizes a significant portion of its direct sales license revenue in the last two weeks of a quarter. The Company's expense levels are based, in part, on its expectations as to future revenue and to a large extent are fixed in the short term. The Company will not be able to adjust expenses in the short term to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenue in relation to the Company's expectations or any material delay of customer orders would have an immediate adverse effect on its business, operating results and financial condition. As a result of all of the foregoing factors, the Company believes that period-to-period comparisons of the Company's results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance. Furthermore, it is possible that in future quarters the Company's operating results may not meet or exceed the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would be materially adversely affected.

     Increasing Product Concentration; Dependence on Growth of Storage Management Software Market. A substantial majority of the Company's revenues have been, and in future periods will be, derived from storage management products. Storage management products accounted for 89%, 79% and 74% of the Company's license revenue in 1997, 1996 and 1995, respectively. The Company expects that storage management products will continue to account for a substantial majority of the Company's revenues in future periods as a result of its strategic decision to devote greater financial and other resources to selling, servicing and supporting its storage management products. The allocation of greater levels of sales, service and support resources to such products could adversely affect the Company's ability to continue enhancing and supporting its other product lines. Any failure by the Company to enhance and support its other product lines could result in adverse customer reactions and the loss of an existing revenue base, and could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's future financial performance will depend in large part on continued growth in the number of companies adopting storage management solutions for their client/server computing environments. There can be no assurance that the market for storage management software and services will continue to grow. If the storage management software and services market fails to grow or grows more slowly than the Company currently anticipates, or in the event of a decline in unit price or demand for the Company's storage management products, as a result of competition, technological change or other factors, the Company's business, operating results and financial condition would be materially and adversely affected. The Company's financial performance may, in the future, experience substantial fluctuations as a consequence of such industry patterns, general economic conditions affecting the timing of orders, and other factors affecting capital spending. There can be no assurance that such factors will not have a material adverse effect on the Company's business, operating results and financial condition.

     Inability to Integrate Current and Future Products and
Technologies. Following the Merger, the Company commenced integration of selected products and technologies to enhance storage management functionality and the integration of products throughout its entire product line through the availability of common services. The Company's success is dependent in significant part on the Company's ability to integrate its products as planned and the resultant products achieving market acceptance by end users, resellers and OEMs. No assurance can be given that the Company will successfully integrate its products as planned. If the Company is unable to develop and introduce new integrated products and technologies, or enhancements to existing products, in a timely manner, its business, operating results and financial condition would be materially and adversely affected.

     Uncertainty in Porting Products to New Operating Systems and Expansion into Windows NT Market. Certain of the Company's products operate primarily on certain versions of the UNIX operating system. Product development activities are being directed towards developing new products for the UNIX operating system, developing enhancements to the Company's current products and porting new products and enhancements to other versions of the UNIX operating system. The Company has also made and intends to continue to make substantial investments in porting its products to new operating systems, including Windows NT, and the Company's future success will depend on its ability to successfully accomplish such ports. In addition, the Company's Windows NT product development efforts may be dependent on product development funding received from third parties. If such funding is delayed or not ultimately received, the Company's Windows NT development efforts could be delayed, which could adversely affect the Company's business, operating results and financial condition.

     The process of porting existing products and product enhancements to, and developing new products for, new operating systems requires a substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to which the products are being ported or developed. For example, the added focus on porting and development work for the Windows NT market has required, and will require, the Company to hire additional personnel with expertise in the Windows NT environment and to devote its engineering resources to these projects. The diversion of engineering personnel to this area may cause delays in other product development efforts of the Company. Furthermore, operating system owners have no obligation to assist in these porting or development efforts, and may instead choose to enter into agreements with other third-party software developers or internally develop their own products. In particular, the failure to receive a source code license to certain portions of the operating system, either from the operating system owner or a licensee thereof, would prevent the Company from porting its products to or developing products for such operating system. There can be no assurance that the Company's current or future porting efforts will be successful or, even if successful, that the operating system to which the Company elects to port, or for which it elects to develop products, will achieve or maintain market acceptance. The failure of the Company to port its products to new operating systems or to select those operating systems that achieve and maintain market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's agreement with Microsoft requires the Company to develop a functional subset of the VERITAS Volume Manager product to be ported to and embedded in Windows NT. The agreement also requires the Company to develop a disk management graphical user interface designed specifically for

Windows NT. Microsoft is obligated to fund a significant portion of the development expenses for this product. The Company is currently recognizing revenue under the development contract with Microsoft on a percentage-of-completion basis consistent with its policy for revenue recognition for other similar agreements. The payment terms in the Microsoft agreement do not directly correlate to the timing of development efforts and therefore revenue of $2.2 million has been recognized in advance of payment as of December 31, 1997. The failure of the Company to complete the product in sufficient time for inclusion in Windows NT 5.0 may result in a significant delay of the product being embedded in Windows NT, and could ultimately result in Microsoft electing to omit the Company's product from Windows NT altogether, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Microsoft relationship will require the Company's marketing and sales departments to deal in higher volume markets and will require the Company to service the growing needs of the Windows NT channel and customer base. The Company's experience in these higher volume markets is limited. See "-- New Distribution Channels."

     Intense Competition. The markets in which the Company competes are intensely competitive and rapidly changing. The Company's principal competition in the storage management market consists of internal development groups of current and prospective OEM customers, which have the resources and capability to develop their own storage management solutions. Among the OEMs which have included storage management capabilities in their operating systems are Sun Microsystems for its Solaris system, DEC for its Digital UNIX system, HP for its HP-UX system and Microsoft for Windows NT. The Company also encounters competition from other third party software vendors and hardware companies offering products that incorporate certain of the features provided by the Company's products, and from disk controller and disk subsystem manufacturers which have included or may include similar features.

     As a result of the Merger and the associated higher visibility of the Company in certain markets, the Company faces new competitors and new competitive factors. In particular, the Company's new competitors include: (i) hardware and software vendors that offer a management platform or framework to support vendor-created and third-party systems management applications; (ii) vendors that provide systems management software for the mainframe environment who are migrating their products to the client/server environment; (iii) vendors that provide "point" products that address specific problems and offer specific functionality; and (iv) vendors that provide integrated and interoperable solutions. Specific companies that the Company has encountered or expects to encounter as competitors include Computer Associates' Cheyenne division, EMC, IBM's ADSM division and Legato. Many such competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. The Company expects that the market for storage management software, which historically has been large and fragmented, will become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As the open systems management software market develops, a number of companies with greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. For example, in 1996 IBM purchased Tivoli, and Computer Associates purchased Cheyenne; both Tivoli and Cheyenne are competitors of the Company.

     The Company's success will depend significantly on its ability to adapt to these competing forces, to develop more advanced products more rapidly and less expensively than its competitors, and to educate potential customers as to the benefits of licensing the Company's products rather than developing their own products. The Company's future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than the Company's products and could also bundle existing or new products with other more established products in order to compete with the Company. In addition, because there are relatively low barriers to entry for the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors, and the failure to do so would result in the Company's business, operating results and financial condition being materially and adversely affected.

     Rapid Technological Change and Requirement for Frequent Product Transitions. The market for the Company's products is intensely competitive, highly fragmented and characterized by rapid technological developments, evolving industry standards and rapid changes in customer requirements. The introduction of products embodying new technologies, the emergence of new industry standards or changes in customer requirements could render the Company's existing products obsolete and unmarketable. As a result, the Company's success depends upon its ability to continue to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner new products that achieve market acceptance and keep pace with technological developments and emerging industry standards. Customer requirements include, but are not limited to, product operability and support across distributed and changing heterogeneous hardware platforms, operating systems, relational databases and networks. For example, as the Company's customers start to utilize Windows NT or other emerging operating platforms, it will become necessary for the Company to enhance its products to operate on such platforms in order to meet these customers' requirements. There can be no assurance that the Company's products will achieve market acceptance or will adequately address the changing needs of the marketplace or that the Company will be successful in developing and marketing enhancements to its existing products, or new products incorporating new technology, on a timely basis. The Company has in the past experienced delays in product development, and there can be no assurance that the Company will not experience further delays in connection with its current product development or future development activities. There can be no assurance that the Company will have the resources necessary to perform its obligations under its development agreements in a timely and efficient manner or that its development efforts will be successful. If the Company is unable to develop and introduce new products or enhancements to existing products in a timely manner in response to changing market conditions or customer requirements, the Company's business, operating results and financial condition will be materially and adversely affected. Because the Company has limited resources, it must restrict its product development efforts to a relatively small number of products and operating systems. There can be no assurance that these efforts will be successful or, even if successful, that any resulting product or operating system will achieve market acceptance.

     Significant Leverage; Debt Service. In connection with the sale of 5.25% Convertible Subordinated Notes due 2004 (the "Notes"), the Company incurred $100 million aggregate principal amount of indebtedness which resulted in a ratio of long-term debt to total capitalization at December 31, 1997 of approximately 49.2%. As a result of this additional indebtedness, the Company's principal and interest payment obligations will increase substantially. The degree to which the Company will be leveraged could materially and adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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

     Year 2000 Compliance. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Systems that do not properly recognize date sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company believes that all of its existing products will be Year 2000 compliant by the end of the first quarter of fiscal 1998 and new products are being designed to be Year 2000 compliant. Although products have undergone, or will undergo, the Company's normal quality testing procedures, there can, however, be no assurance that the Company's products will contain all necessary date code changes. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, the Company's customers could choose to convert to other calendar year 2000 compliant products or to develop their own products in order to avoid such malfunctions, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. This could result in system failures or generation of erroneous information and could cause significant disruption to business activities. The Company is reviewing what actions are required to make all software systems used internally Year 2000 compliant as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems. Such actions include a review of vendor contracts and formal communication with suppliers to request certification that products are Year 2000 compliant. The Company is assessing the extent of the necessary modifications to its computer software, and management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant. There can be no assurance that such measures will alleviate the Year 2000 problems which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Risk of Software Defects; Product Liability. Software products as complex as those to be offered by the Company frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. Despite product testing, the Company has in the past released products with defects, discovered software errors in certain of its new products after introduction and experienced delayed or lost revenue during the period required to correct these errors. The Company has regularly introduced, and the Company intends to continue to introduce, new products and enhancements to existing products. Despite testing by the Company and by current and potential customers, there can be no assurance that defects and errors will not be found in existing products or in new products, versions or enhancements after commencement of commercial shipments. Any such defects and errors could result in adverse customer reactions, negative publicity regarding the Company and its products, harm to the Company's reputation, loss of or delay in market acceptance or require expensive product changes, any of which could have a material adverse effect upon the Company's business, operating results and financial condition. Further, the Company could be subject to liability claims (for which it carries insurance, although such insurance may not be sufficient to fully protect the Company against losses relating to such claims) that could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company derives an increasing amount of revenue from products licenses pursuant to "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. The Company's products will be generally used to manage data critical to organizations, and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. Although the Company maintains errors and omissions product liability insurance, such insurance may not adequately compensate the Company for losses relating to such claims and a successful liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

     Risks Associated With International Operations. International revenue (from sales outside the United States and Canada) accounted for 19%, 28% and 23% of the Company's total revenues in 1997, 1996 and 1995, respectively. The Company believes that its future success depends upon continued expansion of its international operations. The Company currently has sales and service offices in the United States, Canada, Japan, the United Kingdom, Germany, France, Sweden and the Netherlands and has a product development group in India. The Company also has resellers in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require the Company to establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect the Company's operating margins. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     As of December 31, 1997, the Company had 35 engineers employed by its Indian subsidiary located in Pune, India, who perform certain product development work. These international operations subject the Company to a number of risks inherent in developing products outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection. Furthermore, if the Company were required to discontinue its product development efforts in India, it would incur significantly higher operating expenses as a result of having to perform such development work in the United States.

     From time to time, the Company may engage in exchange rate hedging activities. Such activities have been insignificant to date. There can be no assurance that any hedging techniques implemented by the Company will be successful.

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

     Past and Future Acquisitions. The Company has made several acquisitions in the past, including the Merger with OpenVision. Acquisitions of companies, divisions of companies or products entail numerous risks, including difficulty in successfully integrating and assimilating acquired operations, diversion of management's attention and loss of key employees of acquired companies. Difficulties can arise with respect to the integration of product offerings and employees of acquired companies, including conflicts that may arise with respect to distribution strategies, coordination of geographically separated organizations, differences in corporate culture and integration of personnel with disparate business backgrounds. The integration and assimilation process can cause an interruption of, or a loss of momentum in, the activities of the Company's business. Failure to accomplish the effective integration of the Company's operations with those of an acquired company could adversely affect the revenues and operating results of the Company. In the past three years, the Company has made three acquisitions and one divestiture of a product line; the Company may make additional acquisitions or effect additional divestitures in the future. Products acquired by the Company in the past have required significant additional development, such as restructuring software code to support larger scale environments, porting products to additional operating system platforms, regression testing and improving network and device support, before they could be marketed and some failed to generate any revenue for the Company. No assurance can be given that the Company will not incur similar problems in future acquisitions. Any such problems could have a material adverse effect on the Company's business, operating results and financial condition. In addition, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

     Volatility of Stock Price. The market price for the Company's Common Stock is highly volatile. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, acquisitions or dispositions, new customer relationships or new strategic relationships by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, or changes in revenue and revenue growth rates for the Company. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which the Company does business, or relating to the Company specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations which have particularly affected the market price for the securities of many high-technology companies and that often have been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may adversely affect the market price of the Company's Common Stock.

ITEM 2. PROPERTIES

     The Company's principal office is located in Mountain View, California totaling approximately 67,000 square feet of office space in a multi-tenant building held under a lease which expires on January 31, 2002. The Company also leases an aggregate of approximately 68,000 square feet of additional office space in Arden Hills, Minnesota; Cambridge, Massachusetts; Pleasanton, California; and Chertsay, United Kingdom with various expiration dates through January 31, 2003. The Company and its subsidiaries also maintain numerous sales and field offices in the United States and in Canada, France, Germany, the Netherlands and Japan, with various expiration dates through December 31, 2002. The Company also owns a building in Pune, India, which is occupied by the Company's Indian subsidiary. The Company believes that its existing facilities are adequate for its present needs and that additional space will be available as required.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of stockholders during the quarter ended December 31, 1997.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth information with respect to persons who serve as executive officers of the Company.

               NAME                 AGE                         TITLE
               ----                 ---                         -----
Mark Leslie.......................  52    President, Chief Executive Officer and Co-Chairman
                                          of the Board
Geoffrey W. Squire................  51    Executive Vice President and Co-Chairman of the
                                          Board
Fred van den Bosch................  51    Executive Vice President, Engineering and Director
Kenneth E. Lonchar................  40    Chief Financial Officer and Vice President,
                                          Finance
Peter J. Levine...................  37    Senior Vice President, OEM Sales
Paul A. Sallaberry................  42    Senior Vice President, Worldwide Sales
Jay A. Jones......................  43    Vice President, General Counsel and Secretary

     Mr. Leslie has served as President and Chief Executive Officer of the Company since February 1990 and as a director of the Company since May 1988. From July 1989 until February 1990, he was the principal and owner of Leslie Consulting, a management consulting firm, and from December 1984 until July 1989, he served as President and Chief Executive Officer of Rugged Digital Systems, Inc., a computer manufacturer. Mr. Leslie is also Chairman of the Board of Directors of Versant Object Technology Corporation.

     Mr. Squire has served as Executive Vice President and a director of the Company since April 1997 and was a director of OpenVision from January 1994 until the Merger in April 1997. Mr. Squire was Chief Executive Officer of OpenVision from July 1995 until the Merger in April 1997. From January 1994 to November 1994, Mr. Squire was Executive Vice President and Chief Executive Officer of International Operations of OpenVision. From November 1994 to June 1995, Mr. Squire was President and Chief Operating Officer of OpenVision. From 1984 to 1987, Mr. Squire was Managing Director and Senior Vice President of Oracle Corporation and, from 1987 to 1990, Chief Executive Officer of Oracle Europe. In 1990, he was promoted to Executive Vice President of Oracle Corporation and President of Worldwide Operations. In July 1992, he was appointed to Oracle's five-person Executive Committee with responsibility as Chief Executive, International Operations. Mr. Squire is also a director of Industri-Mathematik International Corp.

     Mr. van den Bosch has served as Executive Vice President, Engineering of the Company since July 1997. Mr. van den Bosch served as Senior Vice President, Engineering of the Company from January 1991 to July 1997 and was appointed as a director of the Company in February 1996. From January 1970 until December

1990, he served in various positions with Philips Information Systems, including Director of Technology from November 1988 until December 1990.

     Mr. Lonchar has served as Chief Financial Officer and Vice President, Finance of the Company since April 1997. Mr. Lonchar was Chief Financial Officer and Senior Vice President of OpenVision from December 1995 until the Merger in April 1997. From November 1988 until joining OpenVision, Mr. Lonchar was Vice President, Finance and Administration and Chief Financial Officer of Microtec Research, Inc., a publicly-traded software company. Mr. Lonchar is a certified public accountant.

     Mr. Levine has served as Senior Vice President, OEM Sales of the Company since December 1997. Mr. Levine served as Vice President, OEM Sales of the Company from December 1995 to December 1997. From January 1995 to November 1995, Mr. Levine was Director of Marketing of the Company. From July 1992 to December 1994, Mr. Levine was an OEM Sales Representative at the Company. Mr. Levine joined the Company in September 1990 as an Engineering Project Manager. From 1983 through 1990, Mr. Levine held several software engineering and consulting positions including MIT's Project Athena, the Open Software Foundation and Apollo Computer.

     Mr. Sallaberry has served as Senior Vice President, Worldwide Sales of the Company since July 1997. Mr. Sallaberry served as Vice President, North American Sales of the Company from April 1997 to July 1997. Mr. Sallaberry was OpenVision's Senior Vice President of Sales from October 1992 until June 1994. Mr. Sallaberry rejoined OpenVision in February 1995 as Senior Vice President of North American Operations. From 1989 through 1992, he served in various positions at Oracle Corporation, most recently as Vice President, Vertical Sales Division.

     Mr. Jones has served as Vice President, General Counsel and Secretary of the Company since April 1997. Mr. Jones joined OpenVision as General Counsel in March 1993 and was appointed Vice President, General Counsel and Secretary in July 1994 and served in those capacities until the Merger in April 1997. From October 1991 to March 1993, Mr. Jones was Senior Corporate Counsel to Oracle Corporation. From 1987 through 1990, Mr. Jones was Vice President, Corporate Services, General Counsel and Secretary for Word Star International Incorporated. Mr. Jones is a member of the California Bar Association.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     The Common Stock of the Company has been traded on the Nasdaq National Market under the symbol "VRTS" since the Company's initial public offering in December 1993. The following table sets forth the high and low sales prices, as reported on the Nasdaq National Market, for each of the quarters in the past two years. All prices have been adjusted to reflect a 3-for-2 stock split effected in September 1997. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                              HIGH      LOW
                                                              ----      ---
FISCAL 1996
First Quarter..............................................  $17.89    $12.67
Second Quarter.............................................  $21.89    $14.39
Third Quarter..............................................  $31.44    $12.56
Fourth Quarter.............................................  $36.83    $28.50
FISCAL 1997
First Quarter..............................................  $37.42    $18.17
Second Quarter.............................................  $35.63    $16.37
Third Quarter..............................................  $49.13    $33.83
Fourth Quarter.............................................  $53.25    $38.50

     As of January 30, 1998, there were approximately 352 holders of record of the Company's Common Stock. The Company believes that a significant number of beneficial owners of its Common Stock hold their shares in street name.

DIVIDEND POLICY

     The Company has never declared or paid a cash dividend on its capital stock. The Company currently anticipates that it will retain future earnings, if any, to fund development and growth of its business and does not anticipate paying any cash dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     On October 14, 1997, the Company issued and sold 5.25% Convertible Subordinated Notes due 2004 amounting to $100 million in aggregate principal amount to UBS Securities LLC (the "Initial Purchaser") in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") for resale by the Initial Purchaser (i) to qualified institutional buyers within the United States in reliance upon Rule 144A promulgated under the Securities Act, and (ii) to non -U.S. persons outside the United States in reliance upon Regulation S promulgated under the Securities Act. The initial purchase price for the Notes was $100 million less the Initial Purchaser's discount of 2.5% ($2.5 million) of the principal amount purchased. The Notes are convertible into the Company's Common Stock at any time prior to the close of business on the maturity of the Notes on November 1, 2004, unless previously redeemed or repurchased, at a conversion price of $64.50 per share, subject to adjustment in certain events.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated statement of operations data combines VERITAS' pre-Merger historical results of operations for the fiscal years ended December 31, 1996, 1995, 1994 and 1993 with OpenVision's pre-Merger historical results of operations for the twelve months ended December 31, 1996 and 1995 and for the fiscal years ended June 30, 1995 and June 30, 1994, respectively. As a result, the operating results of OpenVision for the six months ended June 30, 1995, including revenue of $11.2 million and a net loss of $5.7 million, are included in the consolidated statement of operations data for both fiscal 1995 and 1994. No adjustments were required to conform the accounting policies of VERITAS and OpenVision. This data is qualified in its entirety and should be read in conjunction with the more detailed consolidated financial statements and related notes elsewhere herein.

                                                          YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                            1997       1996        1995        1994        1993
                                          --------   ---------   ---------   ---------   ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS
  DATA:
Total net revenue.......................  $121,125   $  72,746   $  47,826   $  33,575   $  27,021
Income (loss) from operations(1)(2).....    20,076      11,858       1,193     (15,212)    (40,806)
Net income (loss).......................    22,749      12,129       2,371     (15,274)    (41,615)
Net income (loss) per share -- basic
  (3)(4)................................  $   0.75   $    0.42   $    0.09   $   (0.58)  $   (2.28)
Number of shares used in computing per
  share amounts -- basic(3)(4)..........    30,415      28,684      26,902      26,553      18,292
Net income (loss) per share -- diluted
  (3)(4)................................  $   0.69   $    0.39   $    0.08   $   (0.58)  $   (2.28)
Number of shares used in computing per
  share amounts -- diluted(3)(4)........    32,995      30,997      28,708      26,553      18,292

                                                          YEARS ENDED DECEMBER 31,
                                          --------------------------------------------------------
                                            1997       1996        1995        1994        1993
                                          --------   ---------   ---------   ---------   ---------
                                                               (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital.........................  $188,578   $  67,413   $  23,451   $  14,690   $  15,637
Total assets............................   241,880      94,524      48,100      36,830      42,350
Long-term obligations...................   100,911       1,468       6,205       6,366       9,623
Accumulated deficit.....................   (81,064)   (103,813)   (115,942)   (124,064)   (108,790)
Stockholders' equity....................   104,193      74,955      23,602      14,052      14,470

---------------

(1) In connection with the Merger, which was completed in April 1997, the Company incurred charges to operations of $8.5 million.

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

(3) Share and per share data applicable to prior periods has been restated to give retroactive effect to a 3-for-2 stock split in the form of a stock dividend effected in September 1997.

(4) The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). For further discussion of earnings per share and the impact of SFAS 128, see the notes to the consolidated financial statements beginning on page 39.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As indicated in Item 1 above, this Form 10-K contains certain forward-looking statements that involve numerous risks and uncertainties which are described throughout this Form 10-K. Such forward-looking statements consist of statements that are not purely historical, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. The actual results that the Company achieves may differ materially from those anticipated by any forward looking statements due to risks and uncertainties such as those referred to below as well as the more complete description in Item 1 above under "Certain Factors Which May Affect Future Operating Results."

OVERVIEW

     VERITAS is the leading independent supplier of enterprise data storage management solutions, providing advanced storage management software for open system environments. The Company's products provide performance improvement and reliability enhancement features that are critical for many commercial applications. These products enable protection against data loss and file corruption, rapid recovery after disk or system failure, the ability to process large files efficiently and the ability to manage and back-up large networks of systems without interrupting users. In addition, the Company's products provide an automated failover between computer systems organized in clusters sharing disk resources. The Company's highly scalable products can be used independently, and certain products can be combined to provide interoperable client/server storage management solutions. The Company's products offer centralized administration with a high degree of automation, enabling customers to manage complex, distributed environments cost-effectively by increasing system administrator productivity and system availability. The Company also provides a comprehensive range of services to assist customers in planning and implementing storage management solutions. The Company markets its products and associated services to OEM and end-user customers through a combination of direct and indirect sales channels (resellers, VARs, hardware distributors, application software vendors and systems integrators).

     The Company derives its net revenue from user license fees, service fees and porting fees. The Company's OEM customers either bundle the Company's products with operating systems licensed by such OEMs or offer them as options. Certain OEMs also resell VERITAS products. The Company generally receives a one-time source license fee upon entering into a license agreement with an OEM, as well as a user license fee each time the OEM licenses a copy of an operating system to a customer that incorporates one or more of the Company's products. As of December 31, 1997, the Company licensed its storage management products through approximately 26 OEMs, and an additional eight OEMs had entered into agreements to license such products. The Company's license agreements with its OEM customers generally contain no minimum sales requirements and there can be no assurance that any OEM will either commence or continue shipping operating systems incorporating VERITAS products in the future. Approximately 29%, 36% and 48% of the Company's net revenue was generated from OEM business during 1997, 1996 and 1995, respectively. Storage management products accounted for approximately 89%, 79% and 74% of the Company's net license revenue in 1997, 1996 and 1995, respectively.

     The Company's services revenue consists of fees derived from annual maintenance agreements and consulting and training. The OEM maintenance agreements covering VERITAS products provide technical and emergency support and minor product upgrades for a fixed annual fee. The maintenance agreements covering the products that are licensed through non-OEM channels provide technical support and all product upgrades for an annual service fee based on the number of user licenses purchased.

     Porting fees consist of fees derived from porting and other non-recurring engineering efforts when the Company ports (i.e., adapts) its storage management products to an OEMs' operating system and when the Company develops certain new product features or extensions of existing product features at the request of a customer. In most cases, the Company retains the rights to technology derived from porting and non-recurring engineering work for licensing to other customers and therefore generally does such work on a relatively low margin basis.

     The Company's international sales are generated primarily through its international sales subsidiaries. International revenue outside the United States and Canada, most of which is collectible in foreign currencies, accounted for 19%, 28% and 23% of the Company's revenue in 1997, 1996 and 1995, respectively. International revenue during this time period grew at differing rates than in the United States and Canada, during 1997 the international growth was slower than in the United States and Canada. The Company's international revenue increased 11% to $23.0 million in 1997 from $20.7 million in 1996, and 89% from $10.9 million in 1995. Since much of the Company's international operating expenses are also incurred in local currencies, the relative impact of exchange rates on net income or loss is less than on revenues. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, the Company's operating results may be significantly affected in the short term by fluctuations in foreign currency exchange rates. The Company believes that its success depends upon continued expansion of its international operations, and if the Company were unable to expand its international operations in the fashion or at the pace it intends, the Company's business, operating results and financial condition could be materially adversely affected. There can be no assurance that any international expansion will occur or that any expansion will be at the time or in the manner intended by the Company. The Company currently has sales and service offices in the United States, Canada, Japan, the United Kingdom, Germany, France, Sweden and the Netherlands, a development center in India, and resellers located in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require the Company to establish additional foreign offices and to recruit additional international resellers, resulting in significant management attention and the expenditure of financial resources. To the extent that the Company is unable to effect these additions efficiently, growth in international sales will be limited, which would have a material adverse effect on the Company's business, operating results and financial condition. International operations also subject the Company to a number of risks inherent in developing and selling products outside the United States including potential loss of developed technology, limited protection of intellectual property rights, imposition of government regulation, imposition of export duties and restrictions, cultural differences in the conduct of business and political and economic instability. See "Certain Factors Which May Affect Future Operating Results -- Risks Associated with International Operations."

     The Company has made, and intends to continue to make, a substantial investment in porting its products to new operating systems, including Windows NT. The success of the Windows NT product development may be dependent on receipt of development funding from third parties, including Microsoft, and failure to receive such funding could hamper the Company's efforts to timely expand its products into the Windows NT market. The porting and development process requires substantial capital investment and the devotion of substantial employee resources to such effort and the added focus on Windows NT development has required, and will continue to require, the Company to hire additional personnel. Under an agreement with Microsoft, the Company has committed to develop a functional subset of the Company's Volume Manager product that will be ported to and embedded in Windows NT 5.0. Microsoft has agreed to provide the Company with significant funding towards such development effort, payable in specified increments. The Company is currently recognizing revenue under the development contract with Microsoft on a percentage-of-completion basis consistent with its policy for revenue recognition for other similar agreements. The payment terms in the Microsoft agreement do not directly correlate to the timing of development efforts and therefore revenue of $2.2 million has been recognized in advance of payment as of December 31, 1997. The Microsoft relationship will require the Company to expand its marketing and sales operations to deal with higher volume markets in which the Company has limited experience. The Company recognized revenue related to the Microsoft agreement of approximately $3.7 million in 1997 and $0.5 million in 1996, and received payments from Microsoft of $1.8 million and $0.2 million, for the same periods, respectively. See "Certain Factors Which May Affect Future Operating
Results -- Uncertainty in Porting Products to New Operating Systems and Expansion into Windows NT Market" and " -- New Distribution Channels."

     On January 13, 1997, VERITAS entered into an Agreement and Plan of Reorganization relating to the Merger with OpenVision, a publicly-held company that provided storage management applications and services for client/server computing environments. This agreement provided for the merger of a wholly-owned subsidiary of the Company with and into OpenVision, and resulted in OpenVision becoming a wholly-owned subsidiary of VERITAS Delaware. The Merger was consummated on April 25, 1997 and was accounted for as a "pooling of interests" for financial reporting purposes in accordance with generally accepted accounting principles. Approximately 9.8 million shares of Common Stock were issued in the Merger, and the Company has reserved approximately 1.4 million shares of Common Stock for issuance pursuant to the assumption of outstanding options, warrants and rights to purchase OpenVision Common Stock. The Company's consolidated financial statements for prior periods have been restated to include the financial position, results of operations and cash flows of OpenVision. Accordingly, the following discussion reflects the combined results of the Company and its subsidiaries for all periods covered. See "Certain Factors Which May Affect Future Operating Results -- Past and Future Acquisitions."

     As a result of the Merger, the Company incurred charges to operations of $8.5 million during the second quarter of 1997, consisting of approximately $4.2 million for transaction fees and professional services, $1.9 million for contract terminations and asset write-offs and $2.4 million for other costs incident to the Merger. Of the total charge, $1.2 million resulted from the write-off of redundant assets and facilities and $7.3 million involved cash outflows of which $0.6 million represented future outflows as of December 31, 1997. The future outflows are expected to be paid before June 30, 1998.

     On June 16, 1997, the Company announced a three-for-two stock split in the form of a stock dividend, which became effective on September 15, 1997. Share and per share data applicable to prior periods has been restated to give effect to the stock split.

     On April 1, 1996, the Company acquired all of the outstanding capital stock of ACSC, a company which had developed technology for the operation and management of removable media volumes, devices and repositories, for a total cost of approximately $3.5 million. Of the total charge, $2.2 million was allocated to in-process research and development which was expensed in the second quarter of 1996 and approximately $1.3 million was allocated to acquired intangibles that were originally amortized and then fully written off in the second quarter of 1997 as part of the Merger-related costs since the ACSC product line became redundant upon the Merger.

     In March 1995, the Company sold substantially all of the operating assets of its ViSTA testing tools operation resulting in a gain to the Company of approximately $1.7 million in 1995.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items in the Company's statements of operations expressed as a percentage of total revenue.

                                                          YEAR ENDED DECEMBER 31,
                                                         -------------------------
                                                         1997      1996      1995
                                                         -----     -----     -----
Net revenue:
  User license fees....................................    79%       81%       77%
  Services.............................................    17        17        20
  Porting..............................................     4         2         3
                                                          ---       ---       ---
          Total net revenue............................   100       100       100
                                                          ---       ---       ---
Cost of revenue:
  User license fees....................................     4         4         4
  Services.............................................     6         5         8
  Porting..............................................     3         1         2
                                                          ---       ---       ---
          Total cost of revenue:.......................    13        10        14
                                                          ---       ---       ---
Gross profit...........................................    87        90        86
                                                          ---       ---       ---
Operating expenses:
  Selling and marketing................................    35        36        40
  Research and development.............................    21        25        27
  General and administrative...........................     7        10        16
  Merger-related costs.................................     7        --        --
  In-process research and development..................    --         3        --
                                                          ---       ---       ---
          Total operating expenses.....................    70        74        83
                                                          ---       ---       ---
Income from operations.................................    17        16         3
Interest expense.......................................    (1)       --        (3)
Interest and other income..............................     4         4         3
Gain on sale of ViSTA operations.......................    --        --         4
                                                          ---       ---       ---
Income before income taxes.............................    20        20         7
Provision for income taxes.............................     1         3         2
                                                          ---       ---       ---
Net income.............................................    19%       17%        5%
                                                          ===       ===       ===

  Net Revenue

     The Company's total net revenue increased 67% to $121.1 million in 1997 from $72.7 million in 1996, when it increased 52% from $47.8 million in 1995. The Company believes that the percentage increase in total revenue is not indicative of future results. The Company's revenue is comprised of user license fees, service revenue and porting fees. The growth in user license fees has been driven primarily by increasing market acceptance of the Company's products and a larger percentage of total license revenue coming through the direct sales channel. Service revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. The growth in service revenue has been driven primarily by increased sales of service and support contracts on new license sales and, to a lesser extent, by renewals of these contracts as the Company's installed base of licensees has increased along with the increase in consulting and training revenue. Porting fees are derived from the Company's funded development efforts that are typically associated with the licensing of source code to OEMs.

     The new American Institute of Certified Public Accountants Statement of Position, "Software Revenue Recognition" ("SOP 97-2") will be effective for the Company beginning in the first quarter of 1998. The criteria for recognizing revenue under SOP 97-2 are generally more rigorous than the previous accounting standard and, in some cases, significantly more rigorous. Due to uncertainties which exist with respect to the appropriate interpretations and manner of implementation of SOP 97-2 in certain areas, the effect on the Company is uncertain but could be significant.

     User License Fees. User license fees increased 62% to $95.7 million in 1997 from $59.2 million in 1996, when it increased 60% from $37.0 million in 1995. The increases in both 1997 and 1996 were primarily the result of continued growth in market acceptance of the Company's software products and introduction of new storage products. In particular, the Company's user license fees from storage products increased by approximately 83% from 1996 to 1997, and accounted for 89% and 79% of user license fees in 1997 and 1996, respectively. User license fee growth in 1997 and 1996 also included increases in direct sales and sales from other non-OEM distributors.

     Service Revenue. Service revenue increased 64% to $20.2 million in 1997 from $12.3 million in 1996, when it increased 29% from $9.5 million in 1995. The increase in 1997 was primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in consulting and training services. The increase in 1996 was primarily due to increased sales of service and support contracts in connection with new licenses and, to a lesser extent, renewal of service and support contracts relating to existing licenses, partially offset by a decrease in consulting revenue.

     Porting Fees. Porting fees, which include revenues from porting contracts, increased to $5.2 million in 1997 from $1.3 million in each of 1996 and in 1995. During the third quarter of 1996, the Company entered into an agreement with Microsoft whereby the Company has committed to develop versions of its Volume Manager products to be included in future releases of Windows NT. The increase in porting fees in 1997 was directly related to the efforts incurred in supporting the development needs of the Microsoft project for which revenue is being recognized under the percentage-of-completion method.

  Cost of Revenue

     Cost of user license fees consists primarily of royalties, media, manuals and distribution costs. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Cost of porting fees consists primarily of personnel-related costs in providing funded development efforts. Gross margin on user license fees is substantially higher than gross margin on service revenue and porting fees, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting, training services and development efforts. Cost of service revenue also varies based upon the mix of maintenance, technical support, consulting and training services.

     Cost of User License Fees. Cost of user license fees increased 57% to $4.7 million in 1997 from $3.0 million in 1996, and increased 57% in 1996 from $1.9 million in 1995. Gross margin on user license fees remained constant at 95% in each of the three years ended December 31, 1997, 1996 and 1995. The gross margin on user license fees may vary from period to period based on the license revenue mix and certain products having higher royalty rates than other products. The Company does not expect improvements in gross margin on user license fees.

     Cost of Service Revenue. Cost of service revenue increased 109% to $7.6 million in 1997 from $3.6 million in 1996, and decreased 3% in 1996 from $3.8 million in 1995. Gross margin on service revenue was 62%, 70% and 60% in 1997, 1996 and 1995, respectively. The gross margin decrease in 1997 was primarily due to personnel additions to the Company's support organization to provide maintenance and other service.

     Cost of Porting Fees. Cost of porting fees increased to $4.1 million in 1997 from $0.8 million in 1996, when it decreased from $1.2 million in 1995. The increase in cost of porting fees in 1997 was primarily due to the efforts incurred related to the development of versions of the Company's Volume Manager products that are intended to be included in future versions of Windows NT. Gross margin on porting fees remains relatively low, reflecting the relatively high personnel costs associated with providing development efforts. It is possible that the Company may incur negative gross margins on porting fees from time to time.

  Operating Expenses

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with the Company's sales and marketing efforts. Selling and marketing expenses increased 65% to $42.9 million in 1997 from $26.0 million in 1996, and increased 34% in 1996 from $19.4 million in 1995. Selling and marketing expenses decreased as a percentage of total net revenue to 35% in 1997 from 36% in 1996 and 40% in 1995. The increase in absolute dollars is primarily attributable to increased selling staffing and, to a lesser extent, increased marketing staffing and increased costs associated with certain marketing programs. The Company intends to continue to expand its global sales and marketing infrastructure, and accordingly, the Company expects its selling and marketing expenses to increase in the future. Such expansion may require the Company to establish additional offices, and to recruit additional employees and resellers, which will result in the dedication of significant management attention and expenditure of financial resources. To the extent that the Company is unable to effect such expansion efficiently and in a timely manner, growth in sales may be limited and the Company may receive little or no return on its investment, which could have a material adverse effect on the Company's business, operating results and financial condition.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other costs. Research and development expenses increased 36% to $25.2 million in 1997 from $18.5 million in 1996, and increased 45% in 1996 from $12.8 million in 1995. Research and development expenses have decreased as a percentage of total revenue to 21% in 1997 from 25% in 1996 and 27% in 1995. The Company believes that a significant level of research and development investment is required to remain competitive, and expects such expenses will increase in future periods, although such expenses may continue to decline as a percentage of total net revenue to the extent revenue increases.

     General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 19% to $8.0 million in 1997 from $6.7 million in 1996, and decreased 12% in 1996 from $7.7 million in 1995. General and administrative expenses as a percentage of revenue were 7%, 10% and 16% in 1997, 1996 and 1995, respectively. The increase in absolute dollars in 1997 was primarily due to additional costs associated with the Company enhancing its infrastructure to allow operations to expand. The decrease in absolute dollars and as a percentage of revenue in 1996 was primarily due to decreased staffing and restructuring in finance and administration and, to a lesser extent, a reduction in the amortization of intangible assets. General and administrative expenses are expected to increase in future periods to the extent the Company expands its operations, but may continue to decline as a percentage of total net revenue to the extent revenue increases.

     Merger-Related Costs. As a result of the Merger, the Company incurred charges to operations of $8.5 million in the second quarter of 1997, consisting of approximately $4.2 million for transaction fees and professional services, $1.9 million for contract terminations and asset write-offs and $2.4 million for other costs incident to the Merger. Of the total charge, $1.2 million resulted from the write-off of assets related to redundant assets and facilities and $7.3 million involved cash outflows of which $0.6 million represented future outflows as of December 31, 1997. The future outflows are expected to be paid before June 30, 1998.

     In-Process Research and Development. On April 1, 1996, the Company acquired all of the outstanding capital stock of ACSC for a total cost of approximately $3.5 million. Of the total cost, $2.2 million was allocated to in-process research and development and expensed in the second quarter of 1996 and approximately $1.3 million was allocated to intangible assets that originally were amortized and then fully written off in the second quarter of 1997 as part of the Merger-related costs since the ACSC product line became redundant upon the Merger.

     Interest and Other Income, Net. Interest and other income, net increased to $3.7 million in 1997 from $2.4 million in 1996, and $0.2 million in 1995. The increase was due primarily to increased amounts of interest income attributable to the higher level of funds available for investment and, to a lesser extent, the repayment of certain interest bearing debt. The 1997 amount was composed primarily of interest income totaling $5.0 million offset by $1.2 million of interest expense. The 1996 amount was composed primarily of interest income, and was due primarily to the repayment of debt and to interest income attributable to the higher level of funds available for investment following OpenVision's initial public offering in May 1996. Fluctuations in foreign currency have not had a significant effect on the Company's results of operations.

     Gain on Sale of ViSTA Operations. On March 31, 1995, the Company sold substantially all of the operating assets of its ViSTA testing tools operation resulting in a gain on the sale of approximately $1.7 million.

     Income Taxes. The Company had effective tax rates of 4%, 15% and 24% in 1997, 1996 and 1995, respectively. The Company's effective tax rate is lower than the combined federal and state statutory rates primarily due to the utilization of federal net operating loss carryforwards, offset by the impact of non-deductible merger-related costs and in-process research and development, as well as foreign taxes. The 1997 tax provision reflects a benefit of $4.2 million, or 18%, due to a partial reversal of the valuation allowance for deferred tax assets.

     Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. The realization of the Company's net deferred tax assets, which relate primarily to net operating loss and tax credit carryforwards and temporary differences, is dependent on generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced or increased in the near term if estimates of future taxable income are changed. Management intends to evaluate the realizability of the net deferred tax assets on a quarterly basis to assess the need for the valuation allowance.

     New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 130 established rules for reporting and displaying comprehensive income. SFAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998. The Company does not believe that the adoption of either SFAS 130 or SFAS 131 will have a material impact on the Company's results of operations, cash flows or financial position.

     Year 2000 Compliance. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Systems that do not properly recognize date sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company believes that all of its existing products will be Year 2000 compliant by the end of the first quarter of fiscal 1998 and new products are being designed to be Year 2000 compliant. Although products have undergone, or will undergo, the Company's normal quality testing procedures, there can, however, be no assurance that the Company's products will contain all necessary date code changes. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. Moreover, the Company's customers could choose to convert to other calendar year 2000 compliant products or to develop their own products in order to avoid such malfunctions, which could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is also currently in the process of evaluating its information technology infrastructure for Year 2000 compliance, including reviewing what actions are required to make all software systems used internally Year 2000 compliant as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems. Such actions include a review of vendor contracts and formal communication with suppliers to request certification that products are Year 2000 compliant. The Company is assessing the extent of the necessary modifications to its computer software, and management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant. There can be no assurance that such measures will alleviate the Year 2000 problems which could have a material adverse effect upon the Company's business, operating results and financial condition.

QUARTERLY RESULTS OF OPERATIONS

     The following tables set forth selected unaudited consolidated results of operations data for each of the eight quarters in the period ended December 31, 1997. This information has been derived from unaudited consolidated financial statements of the Company that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with the Company's Consolidated Financial Statements and Notes thereto appearing in Item 8 of this Form 10-K. The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period.

                                                        FOURTH        THIRD         SECOND        FIRST
                                                       QUARTER       QUARTER       QUARTER       QUARTER
                                                      ----------    ----------    ----------    ----------
                                                       (IN THOUSANDS EXCEPT PER SHARE AMOUNTS, UNAUDITED)
FISCAL 1997
Total net revenue...................................   $35,760       $30,821       $28,934       $25,610
Gross profit........................................    29,808        26,442        25,590        22,840
Income (loss) before income taxes...................     9,973         8,315        (1,013)        6,484
Net income (loss)...................................    12,278         6,736        (1,682)        5,417
Net income (loss) per share -- basic(1)(2)..........   $  0.40       $  0.22       $ (0.06)      $  0.18
Number of shares used in computing per share
  amounts -- basic(1)(2)............................    30,650        30,497        30,328        30,147
Net income (loss) per share -- diluted(1)(2)........   $  0.36       $  0.20       $ (0.06)      $  0.17
Number of shares used in computing per share
  amounts -- diluted(1)(2)..........................    33,668        33,435        30,328        32,406
FISCAL 1996
Total net revenue...................................   $21,852       $17,706       $17,890       $15,298
Gross profit........................................    19,526        15,695        16,277        13,786
Income before income taxes..........................     5,352         3,729         1,979         3,240
Net income..........................................     4,469         3,250         1,561         2,849
Net income per share -- basic(1)(2).................   $  0.15       $  0.11       $  0.05       $  0.11
Number of shares used in computing per share
  amounts -- basic(1)(2)............................    29,940        29,743        28,970        27,077
Net income per share -- diluted(1)(2)...............   $  0.14       $  0.10       $  0.05       $  0.10
Number of shares used in computing per share
  amounts -- diluted(1)(2)..........................    32,447        31,726        30,911        28,903

---------------

(1) Earnings per share amounts for 1996 and the first three quarters of 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). For further discussion of earnings per share and the impact of SFAS 128, see the notes to the consolidated financial statements beginning on page 39.

(2) Share and per share data applicable to prior periods has been restated to give retroactive effect to a 3-for-2 stock split in the form of a stock dividend effected in September 1997.

     The Company's operating results have fluctuated in the past, and may fluctuate significantly in the future depending on a number of factors, including (i) the timing and level of sales of the Company's products by OEMs,
(ii) the introduction, timing and market acceptance of new products, (iii) the unpredictability of the timing and level of sales to resellers and direct end-users, (iv) the timing of license fee payments and receipt of funding for porting, (v) financial expenses for investment in new products and distribution channels, and (vi) certain other factors. For further background on fluctuating operating results, see "Certain Factors Which May Affect Future Operation Results -- Fluctuating Operating Results."

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments totaled $190.8 million at December 31, 1997 and represented 79% of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper, market auction preferreds, government agency notes and other short-term notes. At December 31, 1997, the Company had $100.9 million of long-term obligations and stockholders' equity was approximately $104.2 million.

     Net cash provided from operating activities was $26.8 million, $14.4 million and $0.6 million in 1997, 1996 and 1995, respectively. In 1997, cash provided from operating activities improved from 1996 as a result of higher net income and larger increases in accounts payable and accrued liabilities balances and increased amounts of deferred revenue partially offset by increases in accounts receivable and prepaid expenses, reflecting the Company's overall growth. In 1996, cash flows from operations improved from 1995, resulting from higher net income and increases in accounts payable and accrued liabilities balances partially offset by increases in accounts receivable.

     The Company's investing activities used cash of $71.1 million in 1997 primarily for net purchases of short-term investments of $65.0 million, and capital expenditures of $6.2 million. The Company's investing activities used cash of $31.4 million in 1996 and consisted primarily of $22.7 million of net purchases of short-term investments, $5.5 million used for capital expenditures and $3.5 million used for the purchase of ACSC. The Company's investing activities used cash of $17.6 million in 1995 consisting primarily of $17.6 million of net purchases of short-term investments and $2.3 million used for capital expenditures, offset by proceeds of $2.2 million related to the sale of the operating assets of the ViSTA testing tools operation.

     Financing activities provided cash of $102.9 million in 1997, primarily from the net proceeds of $97.5 million from the issuance of the Notes and issuance of common stock of $5.8 million under the Company's employee stock plans, partially offset by the payment against the note payable. In 1996, financing activities provided cash of $31.0 million that reflects the net proceeds of $36.4 million from OpenVision's May 1996 initial public stock offering and issuance of common stock of $2.7 million under the Company's employee stock plans, partially offset by the payments made against notes payable. In 1995, financing activities provided cash of $2.1 million primarily from the issuance of debt and common stock under the Company's employee stock plans, partially offset by the payments made against notes payable.

     In October 1997, the Company issued $100.0 million aggregate principal amount of Notes, for which the Company received net proceeds of $97.5 million. The Notes provide for semi-annual interest payments of approximately $2.6 million each May 1 and November 1, commencing on May 1, 1998. The Notes are convertible into the Company's Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $64.50 per share, subject to adjustment in certain events. On or after November 5, 2002, the Notes will be redeemable over the period of time until maturity at the option of the Company at declining premiums to par. The debt issuance costs are being amortized as interest expense ratably over the term of the Notes.

     The issuance of the Notes resulted in a ratio of long-term debt to total capitalization at December 31, 1997 of approximately 49.2%. As a result of this additional indebtedness, the Company's principal and interest payment obligations will increase substantially. The degree to which the Company will be leveraged could materially and adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The

Company will require substantial amounts of cash to fund scheduled payments of principal and interest on its indebtedness, including the Notes, future capital expenditures and any increased working capital requirements. If the Company is unable to meet its cash requirements out of cash flow from operations, there can be no assurance that it will be able to obtain alternative financing.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          ANNUAL FINANCIAL STATEMENTS

     The financial statements listed in Item 14(a)(1) are included in this report beginning on Page 35.

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS

     The following financial statements are filed as part of this Annual Report on Form 10-K:

                                                              PAGE
                                                              ----
Consolidated Balance Sheets as of December 31, 1997 and
  December 31, 1996.........................................    35
Consolidated Statements of Operations for the years ended
  December 31, 1997, 1996 and 1995..........................    36
Consolidated Statements of Stockholders' Equity for the
  years ended December 31, 1997, 1996
  and 1995..................................................    37
Consolidated Statements of Cash Flows for the years ended
  December 31, 1997, 1996 and 1995..........................    38
Notes to Consolidated Financial Statements..................    39
Report of Ernst & Young LLP, Independent Auditors...........    50

(2) FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule for the years ended December 31, 1997, 1996 and 1995 should be read in conjunction with the consolidated financial statements of VERITAS Software Corporation filed as part of this Annual Report on Form 10-K:

Schedule II -- Valuation and Qualifying Accounts and
  Reserves..................................................    51

     Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

(3) EXHIBITS

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
  2.01    Agreement and Plan of Reorganization by and among the
          Registrant, VERITAS Software Corporation, a California
          corporation ("VERITAS California") and OpenVision dated
          January 13, 1997 (incorporated by reference to Exhibit 2.01 of the Registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 24,
          1997 (the "Form S-4"))
  3.01    Registrant's Certificate of Incorporation (incorporated by reference to Exhibit 3.01 to the Form S-4)
  3.02    Registrant's Bylaws (incorporated by reference to Exhibit
          3.02 to the Form S-4)
  4.01    Registration Rights Agreement between the Registrant and
          Warburg, Pincus Investors, L.P. dated April 25, 1997
          (incorporated by reference to Exhibit 4.01 of the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997 (the "June 1997 Form 10-Q"))
  4.02    Nomination Agreement between the Registrant and Warburg,
          Pincus Investors, L.P. dated April 25, 1997 (incorporated by reference to Exhibit 4.02 to the June 1997 Form 10-Q).
  4.03    Indenture dated as of October 1, 1997 between the Registrant and State Street Bank and Trust Company of California, N.A.
          (incorporated by reference to Exhibit 4.06 of the
          Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 (the "September 1997 Form 10-Q"))
  4.04    Registration Rights Agreement dated as of October 1, 1997
          between the Registrant and UBS Securities LLC (incorporated by reference to Exhibit 4.07 to the September 1997 Form
          10-Q)

EXHIBIT
NUMBER                           EXHIBIT TITLE
-------                          -------------
 10.01    Registrant's 1993 Equity Incentive Plan, as amended
          (incorporated by reference to Exhibit 10.03 to the Form S-4)
 10.02    Registrant's 1993 Directors Stock Option Plan, as amended
          (incorporated by reference to Exhibit 10.04 to the Form S-4)
 10.03    Registrant's 1993 Employee Stock Purchase Plan, as amended
          (incorporated by reference to Exhibit 10.05 to the Form S-4)
 10.04    OpenVision Technologies, Inc. 1996 Employee Stock Purchase
          Plan, as amended (incorporated by reference to Exhibit 10.19 to the Form S-4)
 10.05    Registrant's 1997 Chief Executive Officer Compensation Plan*
 10.06    Registrant's 1997 Executive Officer Compensation Plan*
 10.07    Key Employee Agreement between Registrant, VERITAS
          California, and Jay A. Jones (incorporated by reference to
          Exhibit 10.18 to the Form S-4)*
 10.08    Key Employee Agreement between the Registrant, VERITAS
          California and Geoffrey W. Squire*
 10.09    Key Employee Agreement between the Registrant, VERITAS
          California, and Kenneth E. Lonchar*
 10.10    Key Employee Agreement between the Registrant, VERITAS
          California, and Paul A. Sallaberry*
 10.11    Office Building Lease, dated September 2, 1994, as amended, by and between the Registrant and John Arriliaga and Richard
          T. Peery regarding property located in Mountain View,
          California (incorporated herein by reference to Exhibit
          10.09 of the Registrant's Annual Report on Form 10-K for the
          year ended December 31, 1994 filed with the SEC on March 29,
          1995)
 10.12    Amendment No 1. to Office Building Lease dated May 28, 1997 by and between the Registrant and John Arriliaga and Richard
          T. Perry
 10.13    Agreement dated November 7, 1996 between VERITAS Software
          India Pvt. Ltd. and Talwalkar & Talwalkar and Mr. Rajendra
          Dattatraya Pathak, Mrs. Kamal Trimbak Nighojkar, Mrs. Bakul
          Prabhakar Pathak, Mrs. Nalini Manohar Saraf, Mr. Narhar
          Vaman Pandit, Mr. Madhav Narhar Pandit, Ms. Madhavi Damodar
          Thite, and Ms. Medha Narhar Pandit relating to the
          development of certain premises in Pune India (incorporated by reference to Exhibit 10.12 to the Form S-4)
 21.01    Subsidiaries of the Registrant
 23.01    Consent of Ernst & Young LLP, Independent Auditors
 27.01    Financial Data Schedule (EDGAR only)

---------------

* Management contract or compensatory plan or arrangements.

     (b) REPORTS ON FORM 8-K

     (i) The Company filed a report on Form 8-K dated October 3, 1997 which included the following items:

     Item 5. Disclosure of a press release filed by the Company announcing its intention to raise $100 million through a private offering of Convertible Subordinated Notes.

     Item 7(c). The Company filed the following exhibit:

     99.1  Press Release, dated October 3, 1997, of VERITAS Software Corporation

     (ii) The Company filed a report on Form 8-K dated October 10, 1997 which included the following items:

     Item 5. Disclosure of a press release filed by the Company announcing its intention to sell $100 million of its 5 1/4% Convertible Subordinated Notes due 2004.

     Item 7(c). The Company filed the following exhibit:

     99.1  Press Release, dated October 10, 1997, of VERITAS Software
Corporation

                          VERITAS SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1997        1996
                                                              --------    ---------
Current assets:
  Cash and cash equivalents.................................  $ 75,629    $  17,411
  Short-term investments....................................   115,131       50,145
  Accounts receivable, net of allowance for doubtful
     accounts of $1,597 and $697 at December 31, 1997 and
     1996, respectively(1)..................................    30,296       15,971
  Prepaid expenses..........................................     4,298        1,987
                                                              --------    ---------
          Total current assets..............................   225,354       85,514
  Property and equipment, net...............................    10,109        6,997
  Other assets..............................................     6,417        2,013
                                                              --------    ---------
                                                              $241,880    $  94,524
                                                              ========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $  1,552    $   1,780
  Accrued compensation and benefits.........................     6,595        3,201
  Other accrued liabilities.................................    11,180        4,875
  Deferred revenue..........................................    17,449        8,096
  Current portion of note payable...........................        --          149
                                                              --------    ---------
          Total current liabilities.........................    36,776       18,101
  Note payable, less current portion........................        --          463
  Deferred rent.............................................       911        1,005
  Convertible subordinated notes............................   100,000           --
  Commitments and contingencies.............................
  Stockholders' equity:
     Preferred stock, $.001 par value:
       10,000,000 shares authorized: none issued and
        outstanding.........................................        --           --
     Common stock, $.001 par value:
       75,000,000 shares authorized; 30,751,544 and
        30,026,245 shares issued and outstanding at December
        31, 1997 and 1996, respectively.....................        31           30
     Additional paid-in capital.............................   185,856      179,380
     Accumulated deficit....................................   (81,064)    (103,813)
     Notes receivable from stockholders.....................        --         (282)
     Deferred compensation..................................       (64)         (97)
     Foreign currency translation adjustment................      (566)        (263)
                                                              --------    ---------
          Total stockholders' equity........................   104,193       74,955
                                                              --------    ---------
                                                              $241,880    $  94,524
                                                              ========    =========

---------------

(1) See Note 12 for related party disclosures.

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1996       1995
                                                                ----       ----       ----
Net revenue:(1)
  User license fees.........................................  $ 95,714    $59,223    $37,013
  Services..................................................    20,182     12,273      9,481
  Porting...................................................     5,229      1,250      1,332
                                                              --------    -------    -------
          Total net revenue.................................   121,125     72,746     47,826
Cost of revenue:
  User license fees.........................................     4,731      3,020      1,929
  Services..................................................     7,624      3,646      3,768
  Porting...................................................     4,090        796      1,150
                                                              --------    -------    -------
          Total cost of revenue.............................    16,445      7,462      6,847
                                                              --------    -------    -------
Gross profit................................................   104,680     65,284     40,979
                                                              --------    -------    -------
Operating expenses:
  Selling and marketing.....................................    42,868     25,998     19,362
  Research and development..................................    25,219     18,480     12,755
  General and administrative................................     8,027      6,748      7,669
  Merger-related costs......................................     8,490         --         --
  In-process research and development.......................        --      2,200         --
                                                              --------    -------    -------
          Total operating expenses..........................    84,604     53,426     39,786
                                                              --------    -------    -------
Income from operations......................................    20,076     11,858      1,193
Interest expense............................................    (1,206)      (343)    (1,198)
Interest and other income...................................     4,889      2,785      1,417
Gain on sale of ViSTA operations............................        --         --      1,726
                                                              --------    -------    -------
Income before income taxes..................................    23,759     14,300      3,138
Provision for income taxes..................................     1,010      2,171        767
                                                              --------    -------    -------
Net income..................................................  $ 22,749    $12,129    $ 2,371
                                                              ========    =======    =======
Net income per share -- basic...............................  $   0.75    $  0.42    $  0.09
                                                              ========    =======    =======
Number of shares used in computing per share
  amounts -- basic..........................................    30,415     28,684     26,902
                                                              ========    =======    =======
Net income per share -- diluted.............................  $   0.69    $  0.39    $  0.08
                                                              ========    =======    =======
Number of shares used in computing per share
  amounts -- diluted........................................    32,995     30,997     28,708
                                                              ========    =======    =======

---------------

(1) See Note 12 for related party disclosures.

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                 CONVERTIBLE
                                               PREFERRED STOCK    COMMON STOCK     ADDITIONAL
                                               ---------------   ---------------    PAID-IN     ACCUMULATED
                                               SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT
                                               ------   ------   ------   ------   ----------   -----------
Balance at December 31, 1994                    6,256   $ 120    20,038    $21      $138,387     $(124,064)
  Elimination of OpenVision for duplicate
    period...................................      --      --      (332)    --          (255)        5,722
  Issuance of common stock...................      --      --        72     --            --            --
  Deferred compensation resulting from stock
    grants...................................      --      --        --     --           129            --
  Effect of compensation related to
    accelerated vesting of stock options.....      --      --        --     --           453            --
  Issuance of common stock under employee
    stock purchase plan......................      --      --       207     --           402            --
  Issuance of common stock related to merger
    with Tidalwave...........................      --      --       528     --            --            29
  Exercise of warrants issued in merger with
    Tidalwave................................      --      --       103     --            --            --
  Exercise of stock options..................      --      --       920     --         1,048            --
  Issuance of notes receivable to
    stockholders.............................      --      --        --     --            --            --
  Payments on notes receivable from
    stockholders.............................      --      --        --     --            --            --
  Foreign currency translation adjustment....      --      --        --     --            --            --
  Net income.................................      --      --        --     --            --         2,371
                                               ------   -----    ------    ---      --------     ---------
Balance at December 31, 1995                    6,256     120    21,536     21       140,164      (115,942)
  Conversion of preferred stock to common
    stock....................................  (6,256)   (120)    6,256      6           120            --
  Issuance of common stock...................      --      --     1,511      3        36,436            --
  Exercise of stock options and warrants.....      --      --       442     --         1,092            --
  Issuance of common stock under employee
    stock purchase plan......................      --      --       281     --         1,568            --
  Payments on notes receivable from
    stockholders.............................      --      --        --     --            --            --
  Amortization of deferred compensation......      --      --        --     --            --            --
  Foreign currency translation adjustment....      --      --        --     --            --            --
  Net income.................................      --      --        --     --            --        12,129
                                               ------   -----    ------    ---      --------     ---------
Balance at December 31, 1996                       --      --    30,026     30       179,380      (103,813)
  Exercise of stock options..................      --      --       555      1         3,269            --
  Issuance of common stock under employee
    stock purchase plan......................      --      --       170     --         2,507            --
  Payments on notes receivable from
    stockholders.............................      --      --        --     --            --            --
  Amortization of deferred compensation......      --      --        --     --            --            --
  Tax benefit for disqualifying
    dispositions.............................      --      --        --     --           700            --
  Foreign currency translation adjustment....      --      --        --     --            --            --
  Net income.................................      --      --        --     --            --        22,749
                                               ------   -----    ------    ---      --------     ---------
Balance at December 31, 1997                       --   $  --    30,751    $31      $185,856     $ (81,064)
                                               ======   =====    ======    ===      ========     =========

                                                  NOTES                        FOREIGN
                                                RECEIVABLE                    CURRENCY         TOTAL
                                                   FROM         DEFERRED     TRANSLATION   STOCKHOLDERS'
                                               STOCKHOLDERS   COMPENSATION   ADJUSTMENT       EQUITY
                                               ------------   ------------   -----------   -------------
Balance at December 31, 1994                   $     (284)       $  --          $(128)       $ 14,052
  Elimination of OpenVision for duplicate
    period...................................         184           --             20           5,671
  Issuance of common stock...................          --           --             --              --
  Deferred compensation resulting from stock
    grants...................................          --         (129)            --              --
  Effect of compensation related to
    accelerated vesting of stock options.....          --           --             --             453
  Issuance of common stock under employee
    stock purchase plan......................          --           --             --             402
  Issuance of common stock related to merger
    with Tidalwave...........................          --           --             --              29
  Exercise of warrants issued in merger with
    Tidalwave................................          --           --             --              --
  Exercise of stock options..................        (404)          --             --             644
  Issuance of notes receivable to
    stockholders.............................        (225)          --             --            (225)
  Payments on notes receivable from
    stockholders.............................         202           --             --             202
  Foreign currency translation adjustment....          --           --              3               3
  Net income.................................          --           --             --           2,371
                                               ------------      -----          -----        --------
Balance at December 31, 1995                         (527)        (129)          (105)         23,602
  Conversion of preferred stock to common
    stock....................................          --           --             --               6
  Issuance of common stock...................          --           --             --          36,439
  Exercise of stock options and warrants.....          --           --             --           1,092
  Issuance of common stock under employee
    stock purchase plan......................          --           --             --           1,568
  Payments on notes receivable from
    stockholders.............................         245           --             --             245
  Amortization of deferred compensation......          --           32             --              32
  Foreign currency translation adjustment....          --           --           (158)           (158)
  Net income.................................          --           --             --          12,129
                                               ------------      -----          -----        --------
Balance at December 31, 1996                         (282)         (97)          (263)         74,955
  Exercise of stock options..................          --           --             --           3,270
  Issuance of common stock under employee
    stock purchase plan......................          --           --             --           2,507
  Payments on notes receivable from
    stockholders.............................         282           --             --             282
  Amortization of deferred compensation......          --           33             --              33
  Tax benefit for disqualifying
    dispositions.............................          --           --             --             700
  Foreign currency translation adjustment....          --           --           (303)           (303)
  Net income.................................          --           --             --          22,749
                                               ------------      -----          -----        --------
Balance at December 31, 1997                   $       --        $ (64)         $(566)       $104,193
                                               ============      =====          =====        ========

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                YEARS ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1997         1996        1995
                                                            ---------    --------    --------
OPERATING ACTIVITIES:
  Net income..............................................  $  22,749    $ 12,129    $  2,371
  Adjustments to reconcile net income to net cash provided
     by operating activities:
  Depreciation and amortization...........................      3,116       3,672       2,066
  Amortization of bond issue costs........................         91          --          --
  Deferred rent...........................................        (94)        411         594
  Gain on sale of ViSTA operations........................         --          --      (1,726)
  In-process research and development.....................         --       2,200          --
  Benefit from deferred income taxes......................      4,200          --          --
  Non-cash merger-related costs...........................      1,218          --          --
  Changes in operating assets and liabilities:
     Accounts receivable..................................    (14,601)     (5,966)     (1,910)
     Prepaid expenses and other assets....................     (8,667)     (1,001)       (721)
     Accounts payable and accrued liabilities.............      9,438       1,840        (327)
     Deferred revenue.....................................      9,370       1,084         234
                                                            ---------    --------    --------
       Net cash provided by operating activities..........     26,820      14,369         581
INVESTING ACTIVITIES:
  Purchases of short-term investments.....................   (144,907)    (69,761)    (33,909)
  Sales of short-term investments.........................     79,921      47,025      16,300
  Proceeds from the sale of ViSTA assets, net.............         --          --       2,172
  Payment received on CenterLine note.....................        108         282         187
  Purchase of equipment...................................     (6,181)     (5,469)     (2,325)
  Note receivable from officer............................         --          --         (68)
  Purchase of ACSC........................................         --      (3,450)         --
                                                            ---------    --------    --------
       Net cash used for investing activities.............    (71,059)    (31,373)    (17,643)
FINANCING ACTIVITIES:
  Net proceeds from (repayment of) short-term
     borrowings...........................................         --      (2,061)      2,061
  Proceeds from issuance of common stock..................      5,777      39,105         784
  Net proceeds from issuance of convertible debt..........     97,500          --          --
  Principal payments under capital lease obligations......         --        (116)       (296)
  Payments of notes payable...............................       (612)     (6,153)       (672)
  Payments on notes receivable from stockholders..........        282         245         198
                                                            ---------    --------    --------
       Net cash provided by financing activities..........    102,947      31,020       2,075
Elimination of OpenVision for duplicate period............         --          --       5,722
Effect of exchange rate changes...........................       (490)       (132)         23
                                                            ---------    --------    --------
Net increase (decrease) in cash and cash equivalents           58,218      13,884      (9,242)
Cash and cash equivalents at beginning of year............     17,411       3,527      12,769
                                                            ---------    --------    --------
Cash and cash equivalents at end of year..................  $  75,629    $ 17,411    $  3,527
                                                            =========    ========    ========
SUPPLEMENTAL DISCLOSURES:
Cash paid for interest....................................  $      --    $  1,289    $    128
Cash paid for income taxes................................  $   1,703    $  1,341    $    446
Conversion of preferred stock to common stock.............  $      --    $ 71,806    $     --
Common stock issued in exchange for stockholder notes
  receivable..............................................  $      --    $     --    $    404

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     VERITAS Software Corporation, a Delaware corporation (the "Company") develops, markets and supports enterprise data storage management solutions, providing advanced storage management software for open system environments. The Company's products provide performance improvement and reliability enhancement features that are critical for many commercial applications. These products provide protection against data loss and file corruption, rapid recovery after disk or system failure, the ability to process large files efficiently and the ability to manage and back-up large networks of systems without interrupting users. In addition, the Company's products provide an automated failover between computer systems organized in clusters sharing disk resources. The Company's highly scalable products can be used independently, and certain products can be combined to provide interoperable client/server storage management solutions. The Company's products offer centralized administration with a high degree of automation, enabling customers to manage complex, distributed environments cost-effectively by increasing system administrator productivity and system availability. The Company also provides a comprehensive range of services to assist customers in planning and implementing storage management solutions. The Company markets its products and associated service to OEM and end-user customers through a combination of direct and indirect sales channels (resellers, VARs, hardware distributors, application software vendors and systems integrators).

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. As more fully described in Note 2, the Company merged with OpenVision Technologies, Inc. ("OpenVision") in April 1997 in a pooling of interests transaction. The Company's consolidated financial statements for prior periods have been restated to include the financial position, results of operation and cash flows of OpenVision.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash, Cash Equivalents and Short-Term Investments

     The Company considers highly liquid investments with maturities of less than ninety days when purchased to be cash equivalents.

     The Company has determined its short-term investments are held to maturity under the provisions of Statement of Financial Accounting Standards No. 115 and accordingly such amounts are recorded at cost. At December 31, 1997, cost approximated fair value for all cash equivalents and short-term investments. To date, there have been no significant realized or unrealized gains or losses on the Company's cash equivalents or short-term investments. The cost of securities sold is based on the specific identification method.

                          VERITAS SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     Cash, cash equivalents and short-term investments consist of the following (in thousands):

                                                            1997       1996
                                                          --------    -------
Cash and cash equivalents:
  Cash..................................................  $  7,817    $ 3,088
  Money market funds....................................     2,717      5,574
  Commercial paper......................................    65,095      8,749
                                                          --------    -------
Cash and cash equivalents...............................    75,629     17,411
                                                          --------    -------
Short-term investments:
  Commercial paper......................................    50,640     15,975
  Market auction preferreds.............................    19,061      8,000
  Government agency notes...............................    19,748      8,018
  Short-term notes......................................    25,682     18,152
                                                          --------    -------
Short-term investments..................................   115,131     50,145
                                                          --------    -------
Cash, cash equivalents and short-term investments.......  $190,760    $67,556
                                                          ========    =======

  Property and Equipment

     Furniture and equipment are depreciated using the straight-line method over the estimated useful lives, generally three to five years or, in the case of leasehold improvements, the term of the related lease, if shorter. Depreciation and amortization of property and equipment charged to costs and expenses was approximately $3.1 million, $3.3 million and $2.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. Property and equipment is stated at cost and consisted of the following at December 31 (in thousands):

                                                            1997       1996
                                                          --------    -------
Furniture and equipment.................................  $  2,758    $ 2,643
Computer equipment......................................    18,624     13,410
Leasehold improvements..................................     1,384        652
                                                          --------    -------
                                                            22,766     16,705
Less -- accumulated depreciation and amortization.......   (12,657)    (9,708)
                                                          --------    -------
Property and equipment, net.............................  $ 10,109    $ 6,997
                                                          ========    =======

  Software Development Costs

     Under Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. The period between the achievement of technological feasibility and the general release of the Company's products has been of short duration. As of December 31, 1997 such capitalizable software development costs were insignificant and all software development costs have been charged to research and development expense in the accompanying consolidated financial statements of operations.

  Accounting for Stock-Based Compensation

     The Company accounts for its stock option plans and its employee stock purchase plans in accordance with the provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". In 1995, the Financial Accounting Standards Board released the Statement of

                          VERITAS SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation". SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. As permitted by SFAS 123, the Company has continued to account for its employee stock plans in accordance with provisions of APB 25. Accordingly, the Company has included pro forma disclosures of net income and earnings per share (see Note 7).

  Revenue Recognition

     Revenues for the Company's storage management products are stated net of customer discounts and revenue sharing obligations.

     Storage management products are primarily marketed to computer OEMs that pay a source license fee upon delivery of the source code and a user license fee each time operating systems incorporating the Company's storage management products are shipped by the OEM to end-users. Source license fees are recognized upon delivery of source code provided that no significant vendor obligations remain and the collectability of the resulting receivable is probable. User license fees are recognized in the period that the OEM licensee notifies the Company of shipments to third-party end-users. Porting and other non-recurring engineering revenues are generally recognized using the "percentage-of-completion" accounting method. Other services include consulting, training and maintenance. Consulting and training revenues are generally billed and recognized as the services are performed. Maintenance is billed separately in annual installments, and the related revenue is recognized over the term of the contract.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in debt securities and trade receivables. The Company primarily invests its excess cash in government securities, time deposits, certificates of deposit with approved financial institutions, commercial paper rated A-1/P-1, and other specific money market instruments of similar liquidity and credit quality. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company generally does not require collateral. The Company maintains allowances for credit losses, and such losses have been within management's expectations. For the years ended December 31, 1997, 1996 and 1995 no customer accounted for greater than 10% of revenues.

  Net Income Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods presented have been restated to conform to SFAS 128 requirements.

  Translation of Foreign Currencies

     The Company translates the accounts of its foreign subsidiaries using the local currency as the functional currency. Consequently, assets and liabilities of operations outside the United States are translated into U.S. dollars using period-end exchange rates, and revenues and expenses are translated at the weighted average monthly exchange rates. Gains and losses from this translation process are credited or charged to stockholders' equity. Foreign currency transaction gains and losses have not been significant.

                          VERITAS SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

  New Accounting Pronouncements

     The new American Institute of Certified Public Accountants Statement of Position, "Software Revenue Recognition" ("SOP 97-2") will be effective for the Company beginning in the first quarter of 1998. The criteria for recognizing revenue under SOP 97-2 are generally more rigorous than the previous accounting standard and, in some cases, significantly more rigorous. Due to uncertainties which exist with respect to the appropriate interpretations and manner of implementation of SOP 97-2 in certain areas, the effect on the Company is uncertain but could be significant.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information" ("SFAS 131"). SFAS 130 established rules for reporting and displaying comprehensive income. SFAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998. The Company does not believe that the adoption of either SFAS 130 or SFAS 131 will have a material impact on the Company's results of operations, cash flows or financial position.

NOTE 2. BUSINESS COMBINATIONS

     Effective April 25, 1997, the Company merged with OpenVision, a publicly-held company that provided storage management applications and services for client/server computing environments (the "Merger"). This transaction was accounted for as a pooling of interests. Approximately 9.8 million shares of the Company's Common Stock were issued in the Merger and the Company has reserved approximately 1.4 million shares of its Common Stock for issuance pursuant to the assumption of outstanding options, warrants and other rights to purchase OpenVision Common Stock. OpenVision had a fiscal year of June 30th and, in order to conform OpenVision's year end to the Company's calendar year end, the operating results of OpenVision for the six months ended June 30, 1995, including revenue of $11.2 million and a net loss of $5.7 million, are included in the consolidated statement of operations for both 1995 and 1994. Accordingly, an adjustment was made in 1995 to the accumulated deficit for the duplication of net income for this period.

     The following information shows revenue and net income of the separate companies during the periods preceding the merger (in thousands):

                                                  YEAR ENDED DECEMBER 31,
                                               ------------------------------
                                                 1997       1996       1995
                                               --------    -------    -------
Net revenue:
  VERITAS....................................  $ 12,454    $36,090    $24,087
  OpenVision.................................    13,156     36,656     23,739
  Combined company...........................    95,515         --         --
                                               --------    -------    -------
                                               $121,125    $72,746    $47,826
                                               ========    =======    =======
Net income:
  VERITAS....................................  $  3,752    $ 9,768    $ 9,874
  OpenVision.................................     1,665      2,361     (7,503)
  Combined company...........................    17,332         --         --
                                               --------    -------    -------
                                               $ 22,749    $12,129    $ 2,371
                                               ========    =======    =======

     Note: April 1, 1997 was used as an approximation of the effective date of the Merger.

     As a result of the Merger, the Company incurred charges to operations of $8.5 million during the second quarter of 1997, consisting of approximately $4.2 million for transaction fees and professional services, $1.9 million for contract terminations and asset write-offs and $2.4 million for other costs incident to the Merger. Of the total charge, $1.2 million resulted from the write-off of redundant assets and facilities and

                          VERITAS SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

$7.3 million involved cash outflows of which $0.6 million represented future outflows as of December 31, 1997. The future outflows are expected to be paid before June 30, 1998.

     On April 1, 1996, the Company acquired all of the outstanding stock of Advanced Computing Systems Company ("ACSC"), a company which had developed technology for the operation and management of removable media volumes, devices and repositories, for a total cost of approximately $3.5 million. Of the total charge, $2.2 million was allocated to in-process research and development which was expensed in the second quarter of 1996 and approximately $1.3 million was allocated to acquired intangibles that were originally amortized and then fully written off in the second quarter of 1997 as part of the Merger-related costs since the ACSC product line became redundant upon the Merger.

     In March 1995, the Company sold substantially all of the operating assets of its ViSTA testing tools operation resulting in a gain to the Company of approximately $1.7 million in 1995.

     Prior to 1995, OpenVision acquired several software businesses and products in transactions that were accounted for as purchases. In connection with these acquisitions, the Company is required to pay royalties based on product revenue in excess of specified minimum levels for periods of four to five years from the dates of acquisition. Royalty expense totaled $1.0 million, $1.2 million and $0.7 million in 1997, 1996 and 1995, respectively. Such amounts have been included in cost of license revenue.

NOTE 3. NOTE PAYABLE

     Note payable consists of the following (in thousands):

                                                              1997   1996
                                                              ----   -----
Acquisition agreement, noninterest bearing, net of 8%
  imputed interest..........................................   $--   $ 612
Less current portion........................................   --     (149)
                                                               --    -----
Note payable, less current portion..........................   $--   $ 463
                                                               ==    =====

     The note was paid in full in February 1997.

NOTE 4. CONVERTIBLE SUBORDINATED NOTES

     In October 1997, the Company issued $100.0 million aggregate principal amount of 5.25% Convertible Subordinated Notes due 2004 (the "Notes"), for which the Company received net proceeds of $97.5 million. The Notes provide for semi-annual interest payments of approximately $2.6 million each May 1 and November 1, commencing on May 1, 1998. The Notes are convertible into the Company's Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $64.50 per share, subject to adjustment in certain events. On or after November 5, 2002, the Notes will be redeemable over the period of time until maturity at the option of the Company at declining premiums to par. The debt issuance costs are being amortized as interest expense ratably over the term of the Notes.

                          VERITAS SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5. COMMITMENTS AND CONTINGENCIES

     The Company currently has operating leases for its facilities through January 31, 2003. Rental expense under operating leases was approximately $4.3 million, $3.0 million, and $2.6 million for the years ended December 31, 1997, 1996, and 1995, respectively. In addition to the basic rent, the Company is responsible for all taxes, insurance and utilities related to the facilities. The approximate minimum lease payments as of December 31, 1997 are as follows (in thousands):

1998...............................................  $ 4,555
1999...............................................    3,688
2000...............................................    3,418
2001...............................................    3,089
2002...............................................    1,444
Thereafter.........................................      134
                                                     -------
Minimum lease payments.............................  $16,328
                                                     =======

     In the ordinary course of business, various lawsuits and claims have been filed against the Company. While the outcome of these matters is currently not determinable, management believes that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 6. STOCKHOLDERS' EQUITY

     Share and per share amounts applicable to prior periods in the consolidated financial statements have been restated to reflect a 3-for-2 stock split in the form of a stock dividend executed by the Company in September 1997.

     The Company is authorized to issue up to 10,000,000 shares of undesignated preferred stock. No such preferred shares have been issued to date.

     Total common shares reserved for issuance at December 31, 1997 under all stock compensation plans are 8,025,000 shares (see Note 7).

  401(k) Plan

     The Company has a 401(k) savings and retirement plan which covers all employees. Eligibility to participate begins the first day of the quarter following date of hire. The Company made matching contributions of $345,000 and $120,000 for the years ended December 31, 1997 and 1996, respectively and none in the year ended December 31, 1995.

NOTE 7. STOCK COMPENSATION PLANS

     At December 31, 1997, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related Interpretations in accounting for its plans. Since the exercise price of options granted under such plans is generally equal to the market value on the date of grant, no compensation cost has been recognized for grants under its stock option plans and stock purchase plans. If compensation cost for the Company's stock-based compensation plans had been determined consistent with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company's net

                          VERITAS SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                                       1997       1996       1995
                                                      -------    -------    ------
Net income                    As reported...........  $22,749    $12,129    $2,371
                              Pro forma.............  $12,358    $ 7,669    $1,141
Basic earnings per share      As reported...........  $  0.75    $  0.42    $ 0.09
                              Pro forma.............  $  0.41    $  0.27    $ 0.04
Diluted earnings per share    As reported...........  $  0.69    $  0.39    $ 0.08
                              Pro forma.............  $  0.39    $  0.25    $ 0.04

     Because the method of accounting prescribed by SFAS 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  Stock Option Plans

     The Company has two stock option plans. The Company's 1993 Equity Incentive Plan (the "1993 Plan") provides for the issuance of either incentive or nonstatutory stock options to employees and consultants of the Company. The options generally are granted at the fair market value of the Company's common stock at the date of grant, expire ten years from the date of grant, are exercisable immediately, and vest over a four-year period. The Company has reserved 6,150,000 shares of common stock for issuance under the 1993 Plan. The Company has also reserved 375,000 shares for issuance under the Company's 1993 Director's Stock Option Plan (the "Director's Plan"). Generally options expire ten years from date of grant, are exercisable immediately, and vest over the term of each directors board membership. As of December 31, 1997, 3,969,793 shares were available for future grant under the plans.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995: risk-free interest rates ranging from 5.66% to 6.73% in 1997, from 5.25% to 6.74% in 1996 and from 5.39%
to 7.56% in 1995; a dividend yield of 0.0% for all years; a weighted-average expected life of 5 years for all years; and a volatility factor of the expected market price of the Company's common stock of 0.60 for 1997 and 0.65 for 1996 and 1995.

                          VERITAS SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     A summary of the status of the Company's stock option plans (including the options assumed in the Merger) as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below (number of shares in thousands):

                                         1997                   1996                   1995
                                  -------------------    -------------------    -------------------
                                            WEIGHTED-              WEIGHTED-              WEIGHTED-
                                  NUMBER     AVERAGE     NUMBER     AVERAGE     NUMBER     AVERAGE
                                    OF      EXERCISE       OF      EXERCISE       OF      EXERCISE
                                  SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                  ------    ---------    ------    ---------    ------    ---------
Outstanding at beginning of
  year..........................  3,825      $10.70      2,391      $ 4.47      2,172       $1.73
Granted.........................  2,129      $31.60      2,013      $16.89      1,318       $6.65
Exercised.......................   (515)     $ 6.23       (296)     $ 3.44       (794)      $1.24
Forfeited.......................   (313)     $19.81       (283)     $ 9.62       (305)      $2.80
                                  ------                 ------                 ------
Outstanding at end of year......  5,126      $19.28      3,825      $10.70      2,391       $4.47
                                  ======                 ======                 ======
Options exercisable at year
  end...........................  1,706                  1,138                    864
Weighted-average fair value of
  options granted during the
  year..........................  $18.17                 $10.58                 $6.93

     The following table summarizes information about stock options outstanding at December 31, 1997 (number of shares in thousands):

                              OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                 ----------------------------------------------   -----------------------------
                                         WEIGHTED-
                        NUMBER            AVERAGE     WEIGHTED-        NUMBER         WEIGHTED-
                     OUTSTANDING         REMAINING     AVERAGE       EXERCISABLE       AVERAGE
   RANGE OF        AT DECEMBER 31,      CONTRACTUAL   EXERCISE     AT DECEMBER 31,    EXERCISE
EXERCISE PRICES          1997              LIFE         PRICE           1997            PRICE
---------------  --------------------   -----------   ---------   -----------------   ---------
$ 0.09 - $11.22         1,389              6.55        $ 4.47             976          $ 3.75
$11.33 - $16.38         1,322              8.29        $15.00             447          $15.08
$16.44 - $32.33         1,528              8.99        $25.44             232          $25.37
$32.67 - $53.25           887              9.62        $38.21              51          $35.58
                        -----                                           -----
$ 0.09 - $53.25         5,126              8.26        $19.28           1,706          $10.60
                        =====                                           =====

  Employee Stock Purchase Plans

     Under the terms of the Merger with OpenVision, the Company assumed the OpenVision Employee Stock Purchase Plan (the "1996 Purchase Plan"). Upon consummation of the Merger, each 1996 Purchase Plan option was converted into a right to purchase shares of the Company's stock. No new offering periods will be commenced under the 1996 Purchase Plan, and the 1996 Purchase Plan will remain in effect until the existing offering period lapses on October 31, 1998. Under the Company's 1993 Employee Stock Purchase Plan (the "1993 Purchase Plan"), the Company is authorized to issue up to 1,500,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the 1993 Purchase Plan, employees can choose to have up to 10% of their wages withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Approximately all of the eligible employees have participated in the either the 1993 Purchase Plan or the 1996 Purchase Plan in 1997, 1996 and 1995. Under the 1993 Purchase Plan, the Company issued 99,614, 229,445 and 209,241 shares to employees in 1997, 1996 and 1995, respectively. Under the 1996 Purchase Plan, the Company issued 70,489 and 51,223 shares to employees in 1997 and 1996, respectively. There were no shares issued under the 1996 Purchase Plan in 1995.

     In accordance with APB 25, the Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes

                          VERITAS SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

model with the following assumptions for these rights granted in 1997, 1996 and 1995: a dividend yield of 0.0% for all years; an expected life ranging up to 2 years for all years; an expected volatility factor of 0.60 in 1997 and 0.65 in 1996 and 1995; and risk-free interest rates ranging from 5.27% to 5.84% in 1997, from 4.81% to 6.01% in 1996 and from 5.47% to 7.00% in 1995. The weighted average fair value of the purchase rights granted in 1997, 1996 and 1995 was $13.90, $6.88 and $3.63, respectively.

NOTE 8. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                                      -------------------------
                                                       1997       1996     1995
                                                      -------    ------    ----
Federal  -- current.................................  $   539    $  366    $253
         -- deferred................................   (3,500)       --      --
State    -- current.................................    1,939     1,119     259
         -- deferred................................     (700)       --      --
Foreign.............................................    2,732       686     255
                                                      -------    ------    ----
     Total..........................................  $ 1,010    $2,171    $767
                                                      =======    ======    ====

     The provision for income taxes differed from the amount computed by applying the federal statutory rate as follows:

                                                       YEARS ENDED DECEMBER 31,
                                                      --------------------------
                                                       1997      1996      1995
                                                      ------    ------    ------
Federal tax at statutory rate.......................   34.0%     34.0%     34.0%
Benefit of loss carryforwards.......................  (35.9)    (35.0)    (34.0)
State taxes.........................................    5.4       5.3       8.2
Foreign taxes.......................................    9.4       3.0       8.1
Change in valuation allowance.......................  (17.7)       --        --
Merger-related costs................................    6.5        --        --
In-process research and development charge..........     --       5.2        --
Alternative minimum tax.............................    2.3       2.7       8.1
Other...............................................    0.3        --        --
                                                      -----     -----     -----
          Total.....................................    4.3%     15.2%     24.4%
                                                      =====     =====     =====

     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               1997        1996        1995
                                             --------    --------    --------
Net operating loss carryforwards...........  $ 22,499    $ 28,566    $ 33,361
Tax credit carryforwards...................     2,246       1,385       1,638
Acquired intangibles.......................     2,114       5,400       4,700
Reserves and accruals not currently
  deductible...............................     2,205       2,984       2,638
Other......................................       887         994         879
                                             --------    --------    --------
          Total............................    29,951      39,329      43,216
Valuation allowance........................   (25,751)    (39,329)    (43,216)
                                             --------    --------    --------
Net deferred tax assets....................  $  4,200    $     --    $     --
                                             ========    ========    ========

                          VERITAS SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The valuation allowance decreased by approximately $13.6 million and $3.9 million in 1997 and 1996, respectively. Approximately $4.3 million of the valuation allowance reflected above relates to the tax benefits of stock option deductions which will be credited to equity when realized.

     As of December 31, 1997, the Company had federal tax loss carryforwards of approximately $65 million and federal tax credit carryforwards of approximately $2.2 million. The federal tax loss carryforwards will expire in 1999 through 2011, and the federal tax credit carryforwards will expire in 2004 through 2010. Because of the change in ownership provisions of the Internal Revenue Code, a substantial portion of the Company's net operating loss and tax credit carryforwards may be subject to annual limitations. The annual limitation may result in the expiration of net operating loss and tax credit carryforwards before utilization. Approximately $53 million of the net operating loss carryforwards are further limited to the future earnings of OpenVision.

     Management has determined based on the Company's history of prior earnings, its expectations for the future and the extended period over which the benefits of certain deferred tax assets will be realized, as well as the limitations on its ability to utilize certain net operating loss carryforwards, that a substantial valuation allowance continues to be necessary.

     The realization of the Company's net deferred tax assets, which relate primarily to net operating loss carryforwards, tax credit carryforwards and temporary differences is dependent on generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

NOTE 9. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                                   YEARS ENDED DECEMBER 31,
                                                 ----------------------------
                                                  1997       1996       1995
                                                 -------    -------    ------
Numerator:
  Net income...................................  $22,749    $12,129    $2,371
                                                 =======    =======    ======
Denominator:
  Weighted average shares......................   30,415     27,120    20,646
  Shares related to SAB 98:
     Convertible preferred stock...............       --      1,564     6,256
                                                 -------    -------    ------
  Denominator for basic earnings per share.....   30,415     28,684    26,902
  Common stock equivalents.....................    2,580      2,313     1,806
                                                 -------    -------    ------
  Denominator for diluted earnings per share...   32,995     30,997    28,708
                                                 =======    =======    ======
Basic earnings per share.......................  $  0.75    $  0.42    $ 0.09
Diluted earnings per share.....................  $  0.69    $  0.39    $ 0.08

NOTE 10. COLABELING AGREEMENT

     In January 1995, the Company amended an existing Colabeling Agreement with Novell which specifies revenue sharing terms for all storage management products except for certain file server products. In December of 1995, Novell transferred its UNIX business to Santa Cruz Operations ("SCO") and Hewlett-Packard and the agreement with Novell was assigned to SCO. Under the agreement, SCO is entitled to receive 6% of all source and user license fees received by the Company from customer agreements in existence prior to December 31, 1995 on revenue through December 31, 1997 which authorize the license of SVR4/ Unixware versions of the Company's volume manager, file system and visual administrator products. The

                          VERITAS SOFTWARE CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Company's obligation to Novell in 1995 was $940,000 which was satisfied by the Company incurring nonrecurring engineering expenses on behalf of Novell in the amount of $785,000 and the remaining $155,000 was refunded to Novell. The Company's obligation to SCO was $1.3 million in both 1997 and 1996 which was satisfied by the Company incurring nonrecurring engineering expenses on behalf of SCO in the same amount in each year. There were no outstanding expense obligations related to this agreement at December 31, 1997.

NOTE 11. GEOGRAPHIC INFORMATION

     The following table presents a summary of operating information and certain year-end balance sheet information by geographical regions (in thousands):

                                                  YEARS ENDED DECEMBER 31,
                                               ------------------------------
                                                 1997       1996       1995
                                               --------    -------    -------
Net revenue to unaffiliated customers:
  United States and Canada...................  $ 98,131    $52,086    $36,901
  United Kingdom.............................     7,306      5,952      4,240
  Other European Countries...................     9,072      9,236      3,570
  Pacific/Americas...........................     6,616      5,472      3,115
                                               --------    -------    -------
          Total..............................  $121,125    $72,746    $47,826
                                               ========    =======    =======
Transfers between geographic areas
  (eliminated in consolidation):.............  $    947    $   983    $   152
                                               ========    =======    =======
Income (loss) from operations:
  United States and Canada...................  $ 15,757    $11,032    $ 2,276
  United Kingdom.............................      (450)     2,347        557
  Other European Countries...................     4,309      2,130       (490)
  Pacific/Americas...........................     5,412        255         --
  India......................................      (891)      (402)        --
  Corporate..................................    (4,061)    (3,504)    (1,150)
                                               --------    -------    -------
          Total..............................  $ 20,076    $11,858    $ 1,193
                                               ========    =======    =======
Identifiable assets:
  United States and Canada...................  $231,185    $87,252    $44,967
  United Kingdom.............................     4,206      4,021      1,502
  Other European Countries...................     4,645      2,388      1,631
  Pacific/Americas...........................       112        187         --
  India......................................     1,732        676         --
                                               --------    -------    -------
          Total..............................  $241,880    $94,524    $48,100
                                               ========    =======    =======

     United States revenue from export sales, principally to customers in Canada, Pacific/Americas and other European countries, were approximately $10.2 million, $11.8 million and $4.6 million in 1997, 1996 and 1995, respectively.

NOTE 12. RELATED PARTY TRANSACTIONS

     On December 31, 1991, the Company entered into a Distribution License Agreement (the "Agreement") with Tandem, a company with whom a director of the Company became affiliated in September 1993. The agreement is a standard OEM agreement allowing Tandem to incorporate certain portions of the Company's technology into Tandem products in return for a royalty paid to the Company on the sales of such products. Revenues derived from Tandem were approximately $3.4 million, $3.2 million and $2.1 million in 1997, 1996 and 1995, respectively. The Company had an outstanding receivable balance related to Tandem at December 31, 1997 and 1996 of $197,000 and $0, respectively.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Stockholders and Board of Directors
VERITAS Software Corporation

     We have audited the accompanying consolidated balance sheets of VERITAS Software Corporation as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 14(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VERITAS Software Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          ERNST & YOUNG LLP

San Jose, California
January 28, 1998

                          VERITAS SOFTWARE CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                ADDITIONS
                                                               (REDUCTIONS)
                                                 BALANCE AT      CHARGED                     BALANCE AT
                                                 BEGINNING      (CREDITED)                      END
                                                  OF YEAR       TO INCOME      DEDUCTIONS     OF YEAR
                                                 ----------    ------------    ----------    ----------
                                                                     (IN THOUSANDS)
Allowance for doubtful accounts and
  customer returns:
  Year ended December 31, 1997.................     $697           $900           $--          $1,597
  Year ended December 31, 1996.................     $807           $(75)          $35          $  697
  Year ended December 31, 1995.................     $750           $ 60           $ 3          $  807

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 2nd day of March 1998.

                                          VERITAS Software Corporation
                                          Registrant

                                                /s/ KENNETH E. LONCHAR
                                          --------------------------------------
                                                    Kenneth E. Lonchar
                                                 Vice President, Finance

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                       TITLE                      DATE
                      ---------                                       -----                      ----
PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

                   /s/ MARK LESLIE                       President, Chief Executive         March 2, 1998
-----------------------------------------------------    Officer and Co-Chairman of the
                     Mark Leslie                         Board

           PRINCIPAL FINANCIAL OFFICER AND
            PRINCIPAL ACCOUNTING OFFICER:

               /s/ KENNETH E. LONCHAR                    Vice President, Finance and        March 2, 1998
-----------------------------------------------------    Chief Financial Officer
                 Kenneth E. Lonchar

                ADDITIONAL DIRECTORS:

               /s/ GEOFFREY W. SQUIRE                    Co-Chairman of the Board           March 2, 1998
-----------------------------------------------------
                 Geoffrey W. Squire

               /s/ FRED VAN DEN BOSCH                    Director                           March 2, 1998
-----------------------------------------------------
                 Fred van den Bosch

                  /s/ STEVEN BROOKS                      Director                           March 2, 1998
-----------------------------------------------------
                    Steven Brooks

                 /s/ WILLIAM JANEWAY                     Director                           March 2, 1998
-----------------------------------------------------
                   William Janeway

                   /s/ ROEL PIEPER                       Director                           March 2, 1998
-----------------------------------------------------
                     Roel Pieper

                  /s/ JOSEPH RIZZI                       Director                           March 2, 1998
-----------------------------------------------------
                    Joseph Rizzi

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                           EXHIBIT TITLE                          PAGE
-------                          -------------                          ----
 10.05    Registrant's 1997 Chief Executive Officer Compensation Plan
 10.06    Registrant's 1997 Executive Officer Compensation Plan
 10.08    Key Employee Agreement between the Registrant, VERITAS
          California and Geoffrey W. Squire
 10.09    Key Employee Agreement between the Registrant, VERITAS
          California, and Kenneth E. Lonchar
 10.10    Key Employee Agreement between the Registrant, VERITAS
          California, and Paul A. Sallaberry
 10.12    Amendment No 1. to Office Building Lease dated May 28, 1997 by and between the Registrant and John Arriliaga and Richard
          T. Perry
 21.01    Subsidiaries of the Registrant
 23.01    Consent of Ernst & Young LLP, Independent Auditors
 27.01    Financial Data Schedule (EDGAR only)