Form 10-K/A
period 1997-12-31
VERITAS SOFTWARE CORP
filed 1998-04-08
CIK 867666

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-22712

                                ----------------

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

                                ----------------

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: None
        SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                    COMMON STOCK, $0.001 PAR VALUE PER SHARE
                                (TITLE OF CLASS)

                                ----------------

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

================================================================================

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

   (a)The following documents are filed as part of this report:

(1) FINANCIAL STATEMENTS

   The following financial statements are filed as part of this Annual Report on Form 10-K:

                                                                                                PAGE
                                                                                                ----
Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996...................     35
Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995..     36
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996      37
and 1995....................................................................................
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995..     38
Notes to Consolidated Financial Statements..................................................     39
Report of Ernst & Young LLP, Independent Auditors...........................................     50

(2) FINANCIAL STATEMENT SCHEDULES

   The following financial statement schedule for the years ended December 31, 1997, 1996 and 1995 should be read in conjunction with the consolidated financial statements of VERITAS Software Corporation filed as part of this Annual Report on Form 10-K:

Schedule II-- Valuation and Qualifying Accounts and Reserves................................    51

   Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

(3) EXHIBITS

  EXHIBIT
  NUMBER                                               EXHIBIT TITLE
  ------                                               -------------

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

 10.01 Registrant's 1993 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 10.03 to the Form S-4)

 10.02 Registrant's 1993 Directors Stock Option Plan, as amended (incorporated by reference to Exhibit 10.04 to the Form S-4)

 10.03 Registrant's 1993 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.05 to the Form S-4)

 10.04 OpenVision Technologies, Inc. 1996 Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 10.19 to the Form S-4)

 10.05    Registrant's 1997 Chief Executive Officer Compensation Plan*(1)

10.06     Registrant's 1997 Executive Officer Compensation Plan*(1)

 10.07    Key Employee Agreement between Registrant, VERITAS California, and Jay
          A. Jones (incorporated by reference to Exhibit 10.18 to the Form S-4)*

 10.08 Key Employee Agreement between the Registrant, VERITAS California and Geoffrey W. Squire*(1)

 10.09 Key Employee Agreement between the Registrant, VERITAS California, and Kenneth E. Lonchar*(1)

 10.10 Key Employee Agreement between the Registrant, VERITAS California, and Paul A. Sallaberry*(1)

 10.11 Office Building Lease, dated September 2, 1994, as amended, by and between the Registrant and John Arriliaga and Richard T. Peery regarding property located in Mountain View, California (incorporated herein by reference to Exhibit 10.09 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994 filed with the SEC on March 29, 1995)

 10.12 Amendment No 1. to Office Building Lease dated May 28, 1997 by and between the Registrant and John Arriliaga and Richard T. Perry (1)

 10.13 Agreement dated November 7, 1996 between VERITAS Software India Pvt. Ltd. and Talwalkar & Talwalkar and Mr. Rajendra Dattatraya Pathak, Mrs. Kamal Trimbak Nighojkar, Mrs. Bakul Prabhakar Pathak, Mrs. Nalini Manohar Saraf, Mr. Narhar Vaman Pandit, Mr. Madhav Narhar Pandit, Ms. Madhavi Damodar Thite, and Ms. Medha Narhar Pandit relating to the development of certain premises in Pune, India (incorporated by reference to Exhibit 10.12 to the Form S-4)

 21.01    Subsidiaries of the Registrant (1)

 23.01    Consent of Ernst & Young LLP, Independent Auditors (1)

 27.01    Financial Data Schedule (1)

 27.02 Restated Financial Data Schedule for the three months ended March 31, 1996 (2)

 27.03    Restated Financial Data Schedule for the six months ended June 30,
          1996 (2)

 27.04 Restated Financial Data Schedule for the nine months ended September 30, 1996 (2)

 27.05    Restated Financial Data Schedule for the year ended December 31, 1996
          (2)

 27.06 Restated Financial Data Schedule for the three months ended March 31, 1997 (2)

 27.07    Restated Financial Data Schedule for the six months ended June 30,
          1997 (2)

 27.08 Restated Financial Data Schedule for the nine months ended September 30, 1997 (2)

----------

*  Management contract or compensatory plan or arrangements.

(1) Previously filed on March 2, 1998 with Registrant's Form 10-K for the year ended December 31, 1998.

(2) Filed herewith.

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

   Item 7(c). The Company filed the following exhibit:

   99.1  Press Release, dated October 10, 1997, of VERITAS Software Corporation

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 8th day of April 1998.

                                      VERITAS Software Corporation
                                      Registrant
                                               /s/ Kenneth E. Lonchar
                                      ------------------------------------------
                                                   Kenneth E. Lonchar
                                                 Vice President, Finance

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

                       SIGNATURE                                    TITLE                            DATE
                       ---------                                    -----                            ----
PRINCIPAL EXECUTIVE OFFICER AND
DIRECTOR:
                  /s/ Mark Leslie
---------------------------------------------------    President, Chief Executive               April 8, 1998
                      Mark Leslie                      Officer and  Co-Chairman  of
                                                       the Board

PRINCIPAL FINANCIAL OFFICER AND
PRINCIPAL ACCOUNTING OFFICER:

              /s/ Kenneth E. Lonchar
---------------------------------------------------    Vice President, Finance and              April 8, 1998
                  Kenneth E. Lonchar                   Chief Financial Officer

ADDITIONAL DIRECTORS:

                                                       Co-Chairman of the Board                 April ___, 1998
---------------------------------------------------
                  Geoffrey W. Squire


              /s/ Fred van den Bosch
---------------------------------------------------    Director                                 April 8, 1998
                  Fred van den Bosch

                 /s/ Steven Brooks
---------------------------------------------------    Director                                 April 8, 1998
                     Steven Brooks

                /s/ William Janeway
---------------------------------------------------    Director                                 April 8, 1998
                    William Janeway

                  /s/ Roel Pieper
---------------------------------------------------    Director                                 April 8, 1998
                      Roel Pieper

                 /s/ Joseph Rizzi
---------------------------------------------------    Director                                 April 8, 1998
                     Joseph Rizzi


                                INDEX TO EXHIBITS

27.02  Restated Financial Data Schedule for the three months ended March 31,
       1996

27.03  Restated Financial Data Schedule for the six months ended June 30, 1996

27.04 Restated Financial Data Schedule for the nine months ended September 30, 1996

27.05  Restated Financial Data Schedule for the year ended December 31, 1996

27.06  Restated Financial Data Schedule for the three months ended March 31,
       1997

27.07  Restated Financial Data Schedule for the six months ended June 30, 1997

27.08 Restated Financial Data Schedule for the nine months ended September 30, 1997