Form 10-Q
period 1998-03-31
VERITAS SOFTWARE CORP
filed 1998-05-12
CIK 867666

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock outstanding on April 30, 1998 was 31,234,812 shares.

================================================================================

                          VERITAS SOFTWARE CORPORATION

                                     INDEX

                                                              PAGE NO.
                                                              --------
PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets as of March
        31, 1998 and December 31, 1997......................         3
         Condensed Consolidated Statements of Operations for
        the Three Months Ended March 31, 1998 and 1997......         4
         Condensed Consolidated Statements of Cash Flows for
        the Three Months Ended March 31, 1998 and 1997......         5
         Notes to Condensed Consolidated Financial
        Statements..........................................         6
Item 2. Management's Discussion and Analysis of Results of
        Operations and Financial Condition..................         8

PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K....................        22
Signature...................................................        23

              PART I. CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          VERITAS SOFTWARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................   $ 67,303        $ 75,629
  Short-term investments....................................    138,380         115,131
  Accounts receivable, net of allowance for doubtful
     accounts of $1,625 at March 31, 1998 and $1,597 at
     December 31, 1997......................................     29,758          30,296
  Prepaid expenses..........................................      3,067           4,298
                                                               --------        --------
Total current assets........................................    238,508         225,354
Property and equipment, net.................................     13,626          10,109
Other assets................................................      6,749           6,417
                                                               --------        --------
Total assets................................................   $258,883        $241,880
                                                               ========        ========

                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  1,960        $  1,552
  Accrued compensation and benefits.........................      4,625           6,595
  Other accrued liabilities.................................     15,420          11,180
  Deferred revenue..........................................     18,524          17,449
                                                               --------        --------
Total current liabilities...................................     40,529          36,776
Deferred rent...............................................        872             911
Convertible subordinated notes..............................    100,000         100,000
Stockholders' equity
  Common stock..............................................    190,196         185,887
  Accumulated deficit.......................................    (72,009)        (81,064)
  Deferred compensation.....................................        (56)            (64)
  Accumulated other comprehensive income....................       (649)           (566)
                                                               --------        --------
Total stockholders' equity..................................    117,482         104,193
                                                               --------        --------
Total liabilities and stockholders' equity..................   $258,883        $241,880
                                                               ========        ========

                            See accompanying notes.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Net revenue:
  User license fees.........................................  $30,689    $20,523
  Services..................................................    7,400      3,672
  Porting...................................................      993      1,415
                                                              -------    -------
          Total net revenue.................................   39,082     25,610
Cost of revenue:
  User license fees.........................................    1,966        836
  Services..................................................    3,425      1,205
  Porting...................................................    1,075        729
                                                              -------    -------
          Total cost of revenue.............................    6,466      2,770
                                                              -------    -------
Gross profit................................................   32,616     22,840
Operating expenses:
  Selling and marketing.....................................   13,059      9,262
  Research and development..................................    7,549      5,794
  General and administrative................................    2,170      2,135
                                                              -------    -------
          Total operating expenses..........................   22,778     17,191
                                                              -------    -------
Income from operations......................................    9,838      5,649
Interest expense............................................   (1,420)        --
Interest and other income, net..............................    2,685        835
                                                              -------    -------
Income before income taxes..................................   11,103      6,484
Provision for income taxes..................................    2,048      1,067
                                                              -------    -------
Net income..................................................  $ 9,055    $ 5,417
                                                              =======    =======
Net income per share -- basic...............................  $  0.29    $  0.18
                                                              =======    =======
Net income per share -- diluted.............................  $  0.27    $  0.17
                                                              =======    =======
Shares used in per share calculations -- basic..............   30,956     30,147
                                                              =======    =======
Shares used in per share calculations -- diluted............   33,967     32,406
                                                              =======    =======

                            See accompanying notes.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1998        1997
                                                              ---------    -------
OPERATING ACTIVITIES
Net income..................................................  $   9,055    $ 5,417
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      1,171        988
  Amortization of bond issue costs..........................        107         --
  Deferred rent.............................................        (39)        10
Changes in operating assets and liabilities:
  Accounts receivable.......................................        463     (6,381)
  Prepaid expenses..........................................      1,207     (2,059)
  Other assets..............................................       (426)        57
  Accounts payable..........................................        385         (7)
  Accrued compensation and benefits.........................     (1,959)       448
  Other accrued liabilities.................................      4,291      1,143
  Deferred revenue..........................................      1,072        805
                                                              ---------    -------
Net cash provided by operating activities...................     15,327        421

INVESTING ACTIVITIES
Purchases of short-term investments.........................   (105,748)   (28,986)
Sales of short-term investments.............................     82,474     28,296
Purchase of property and equipment..........................     (4,691)    (1,709)
Payments received on note...................................         --         47
                                                              ---------    -------
Net cash used for investing activities......................    (27,965)    (2,352)

FINANCING ACTIVITIES
Payments of notes payable...................................         --       (612)
Proceeds from issuance of common stock......................      4,309      1,145
                                                              ---------    -------
Net cash provided by financing activities...................      4,309        533
Effect of exchange rate changes.............................          3        (18)
                                                              ---------    -------
Net decrease in cash and cash equivalents...................     (8,326)    (1,416)
Cash and cash equivalents at beginning of period............     75,629     17,411
                                                              ---------    -------
Cash and cash equivalents at end of period..................  $  67,303    $15,995
                                                              =========    =======

                            See accompanying notes.

                          VERITAS SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

 1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in VERITAS Software Corporation's annual report on Form 10-K for the year ended December 31, 1997.

     The Company merged with OpenVision Technologies, Inc. on April 25, 1997 (the "Merger"). The Merger was accounted for as a "pooling of interests" for financial reporting purposes in accordance with generally accepted accounting principles. The Company's consolidated financial statements for prior periods have been restated to include the financial position, results of operations and cash flows of OpenVision.

 2. USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

 3. NET INCOME PER SHARE

     Basic earnings per share is based upon weighted-average common shares outstanding. Diluted earnings per share is computed using the weighted-average common shares outstanding plus any potential dilutive securities. Dilutive securities include stock options, warrants, restricted stock, convertible debt and convertible preferred stock. The following table sets forth the computation of basic and diluted net income per common share:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Numerator:
  Net income................................................  $ 9,055    $ 5,417
                                                              =======    =======
Denominator:
  Denominator for basic net income per share --
     weighted-average shares................................   30,956     30,147
  Common stock equivalents..................................    3,011      2,259
                                                              -------    -------
  Denominator for diluted net income per share..............   33,967     32,406
                                                              =======    =======
Basic earnings per share....................................  $  0.29    $  0.18
                                                              =======    =======
Diluted earnings per share..................................  $  0.27    $  0.17
                                                              =======    =======

 4. ACCUMULATED OTHER COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires foreign currency translation

                          VERITAS SOFTWARE CORPORATION

                                  (UNAUDITED)

adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

     Total comprehensive income amounted to approximately $9.0 million and $5.1 million at March 31, 1998 and 1997, respectively. The following are the components of comprehensive income:

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Net income..................................................  $9,055     $5,417
Foreign currency translation adjustments....................     (83)      (303)
                                                              ------     ------
Comprehensive income........................................  $8,972     $5,114
                                                              ======     ======

     Accumulated other comprehensive income is comprised of accumulated foreign currency translation adjustments of approximately $0.6 million at March 31, 1998 and 1997.

 5. SUBSEQUENT EVENT

     On April 15, 1998, the Company announced a three-for-two stock split in the form of a stock dividend which has an effective date of May 20, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. Such forward-looking statements consist of statements that are not purely historical, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. There are certain important factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in the following discussion. Among such important factors are: (i) the timing and level of sales by original equipment manufacturers ("OEMs") of computer systems incorporating the Company's products and resales by OEMs of the Company's products; (ii) the Company's timely development and market acceptance of new products; (iii) the unpredictability of the timing and level of sales to resellers and direct end-users; (iv) the timely creation of versions of the Company's products for the Microsoft Windows NT operating system ("Windows NT"); (v) the timely release by Microsoft of the next version of Windows NT ("Windows NT 5.0") and the rate of adoption of such new version by users; (vi) the impact of Windows NT and other operating systems on the UNIX market upon which the Company's current products are dependent; (vii) the reliance on OEMs to continue porting and shipping the Company's products; (viii) the impact of competitive products and pricing; (ix) the uncertainty of the labor market and local regulations in India, where a subsidiary of the Company, which performs research and development activities, is located; (x) the Company's ability to hire and retain research and development, marketing and sales personnel with appropriate skills in a highly competitive labor market; (xi) the Company's ability to deliver products that are Year 2000 compliant; and (xii) such risks and uncertainties as are detailed from time to time in the Company's SEC reports and filings, including its Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

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

     The Company derives its net revenue from user license fees, service fees and porting fees. The Company's OEM customers either bundle the Company's products with the OEM products licensed by such OEMs or offer them as options. Certain OEMs also resell the Company's products. The Company generally receives a one-time source license fee upon entering into a license agreement with an OEM, as well as a user license fee each time the OEM licenses a copy of the OEM products to a customer that incorporates one or more of the Company's products. The Company's license agreements with its OEM customers generally contain no minimum sales requirements and there can be no assurance that any OEM will either commence or continue shipping operating systems incorporating the Company's products in the future. Moreover, following the execution of new agreements between the Company and OEM customers and resellers, a significant period of time may elapse before any revenues to the Company are generated thereunder due to the development work which the Company must generally undertake pursuant to such agreements and the time needed for the sales and marketing organizations within such customers and distributors to become familiar with the Company's products.

     The Company's services revenue consists of fees derived from annual maintenance agreements, and consulting and training services. The OEM maintenance agreements covering VERITAS products provide technical and emergency support and minor product upgrades for a fixed annual fee. The maintenance agreements covering the products that are licensed through non-OEM channels provide technical support and product upgrades for an annual service fee based on the number of user licenses purchased.

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

     The Company's international sales are generated primarily through its international sales subsidiaries. International revenue outside the United States and Canada, most of which is collectible in foreign currencies, accounted for 22% of the Company's total revenues for both of the three month periods ended March 31, 1998 and 1997. The Company's international revenue increased 48% from $5.7 million for the three months ended March 31, 1997 to $8.4 million for the three months ended March 31, 1998. Since much of the Company's international operating expenses are also incurred in local currencies, the relative impact of exchange rates on net income or loss is less than on revenues. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, the Company's operating results may be significantly affected in the short term by fluctuations in foreign currency exchange rates. The Company believes that its success depends upon continued expansion of its international operations. The Company currently has sales and service offices in the United States, Canada, Japan, the United Kingdom, Germany, France, Sweden and the Netherlands, a development center in India, and resellers located in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require the Company to establish additional foreign offices, hire additional personnel and recruit additional international resellers, resulting in the diversion of significant management attention and the expenditure of financial resources. To the extent the Company is unable to effect these additions efficiently, growth in international sales will be limited, which would have a material adverse effect on the Company's business, operating results and financial condition. International operations also subject the Company to a number of risks inherent in developing and selling products outside the United States, including potential loss of developed technology, limited protection of intellectual property rights, imposition of government regulation, imposition of export duties and restrictions, cultural differences in the conduct of business, and political and economic instability.

     The Company merged with OpenVision Technologies, Inc. ("OpenVision") on April 25, 1997 (the "Merger"). The Merger was accounted for as a "pooling of interests" for financial reporting purposes in accordance with generally accepted accounting principles. The Company's consolidated financial statements for prior periods have been restated to include the financial position, results of operations and cash flows of OpenVision. Accordingly, the following discussion reflects the combined results of the Company and OpenVision for all periods covered.

     The following table sets forth the percentage of total revenue represented by certain line items from the Company's Condensed Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997, respectively, and the percentage change between the comparative periods:

                                                   PERCENTAGE OF
                                                   TOTAL REVENUE
                                                   --------------       PERIOD-TO-PERIOD
                                                    THREE MONTHS       PERCENTAGE CHANGE
                                                       ENDED           ------------------
                                                     MARCH 31,         THREE MONTHS ENDED
                                                   --------------        MARCH 31, 1998
                                                   1998      1997       COMPARED TO 1997
                                                   ----      ----      ------------------
Net revenue:
  User license fees..............................   79%       80%               50%
  Services.......................................   19        14               102%
  Porting........................................    2         6               -30%
                                                   ---       ---
          Total revenue..........................  100       100                53%
Cost of revenue:
  User license fees..............................    5         3               135%
  Services.......................................    9         5               184%
  Porting........................................    3         3                47%
                                                   ---       ---
          Total cost of revenue..................   17        11               133%
                                                   ---       ---
Gross profit.....................................   83        89                43%
Operating expenses:
  Selling and marketing..........................   33        36                41%
  Research and development.......................   19        23                30%
  General and administrative.....................    6         8                 2%
                                                   ---       ---
          Total operating expenses...............   58        67                33%
                                                   ---       ---
Income from operations...........................   25        22
Other income, net................................    3         3
Provision for income taxes.......................   (5)       (4)
                                                   ---       ---
Net income.......................................   23%       21%
                                                   ===       ===
Gross margin:
  User license fees..............................   94%       96%
  Services.......................................   54%       67%
  Porting........................................   -8%       48%

  Net Revenue

     Total net revenue increased 53% from $25.6 million for the three months ended March 31, 1997 to $39.1 million for the three months ended March 31, 1998. The Company believes that the percentage increase in total revenue is not indicative of future results. The Company's revenue is comprised of user license fees, service revenue and porting fees. Growth in user license fees has been driven primarily by increasing market acceptance of the Company's products and a larger percentage of total license revenue coming through the direct sales channel, and, to a lesser extent, the release of new products. Service revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. The growth in service revenue has been driven primarily by increased sales of service and support contracts on new license sales and, to a lesser extent, by renewals of these contracts as the Company's installed base of licensees has increased along with the increase in consulting and training revenue. Porting fees are derived from the Company's funded development efforts that are typically associated with the licensing of source code to OEMs. User license fees for the three months ended March 31, 1998 decreased to 79% of total net revenue from 80% for the three months ended March 31, 1997.

     User License Fees. User license fees increased 50% from $20.5 million for the three months ended March 31, 1997 to $30.7 million for the three months ended March 31, 1998. The increase is primarily the result of continued growth in market acceptance of the Company's products and, to a lesser extent, the introduction of new products. In particular, the Company's license fees from storage products increased by approximately 57%, accounting for 95% and 90% of license revenue in the three months ended March 31, 1998 and 1997, respectively.

     Service Revenue. Service revenue increased 102% from $3.7 million for the three months ended March 31, 1997 to $7.4 million for the three months ended March 31, 1998, primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in consulting and training services. Sales of service and support contracts increased 110%, and revenue from consulting and training services increased 82%, for the three months ended March 31, 1998 compared to the three months ended March 31, 1997.

     Porting Fees. Porting fees decreased from $1.4 million for the three months ended March 31, 1997 to $1.0 million for the three months ended March 31, 1998. During the third quarter of 1996, the Company entered into an agreement with Microsoft Corporation whereby the Company committed to develop versions of its Volume Manager products to be included in future releases of Microsoft Windows NT. Porting fees related to the efforts incurred in supporting the development needs of the Microsoft project, for which revenue is being recognized under the percentage of completion method, were greater in the three months ended March 31, 1997 than in the three months ended March 31, 1998.

  Cost of Revenue

     Cost of user license fees consists primarily of royalties, media, manuals and distribution costs. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers. Cost of porting fees consists primarily of personnel-related costs for development efforts. Gross margin on user license fees is substantially higher than gross margin on service revenue and porting fees, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting, training services and development efforts. Cost of service revenue also varies based upon the mix of maintenance, technical support, consulting and training services.

     Cost of User License Fees. Cost of user license fees increased 135% from $0.8 million for the three months ended March 31, 1997 to $2.0 million for the three months ended March 31, 1998. Gross margin on user license fees decreased from 96% for the three months ended March 31, 1997 to 94% for the three months ended March 31, 1998. The gross margin on user license fees may vary from period to period based on the license revenue mix and certain products having higher royalty rates than other products. The Company does not expect improvements in gross margin on user license fees.

     Cost of Service Revenue. Cost of service revenue increased 184% from $1.2 million for the three months ended March 31, 1997 to $3.4 million for the three months ended March 31, 1998. Gross margin on service revenue decreased from 67% for the three months ended March 31, 1997 to 54% for the three months ended March 31, 1998, primarily due to personnel additions to both the Company's support organization to provide maintenance and other service and, the Company's training and consulting organization to build the appropriate infrastructure.

     Cost of Porting Fees. Cost of porting fees increased from $0.7 million for the three months ended March 31, 1997 to $1.1 million for the three months ended March 31, 1998. Gross margin on porting fees decreased from 48% for the three months ended March 31, 1997 to a negative gross margin of 8% for the three months ended March 31, 1998. The negative gross margin for the three months ended March 31, 1998 resulted from the Company devoting technical resources to funded porting activities beyond the amounts payable by the customer. From time to time, the Company incurs a negative gross margin on porting fees due to the relatively high personnel costs associated with such development efforts.

  Operating Expenses

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with the Company's sales and marketing efforts. Selling and marketing expenses increased 41% from $9.3 million for the three months ended March 31, 1997 to $13.1 million for the three months ended March 31, 1998. Selling and marketing expenses as a percentage of total net revenue decreased from 36% for the three months ended March 31, 1997 to 33% for the three months ended March 31, 1998. The increase in absolute dollars is primarily attributable to increased sales and marketing staffing and increased costs associated with certain marketing programs. The Company intends to continue to expand its global sales and marketing infrastructure, and accordingly, the Company expects its selling and marketing expenses to increase in the future.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other costs. Research and development expenses increased 30% from $5.8 million for the three months ended March 31, 1997 to $7.5 million for the three months ended March 31, 1998 primarily reflecting increased staffing levels. As a percentage of total net revenue, research and development expenses decreased from 23% for the three months ended March 31, 1997 to 19% for the three months ended March 31, 1998. The Company believes that a significant level of research and development investment is required to remain competitive, and expects such expenses will increase in future periods, although such expenses may continue to decline as a percentage of total net revenue to the extent revenue increases.

     General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 2% from $2.1 million for the three months ended March 31, 1997 to $2.2 million for the three months ended March 31, 1998. The increase was primarily due to additional costs associated with the Company enhancing its infrastructure to allow operations to expand. General and administrative expenses as a percentage of total net revenue decreased from 8% for the three months ended March 31, 1997 to 6% for the three months ended March 31, 1998. General and administrative expenses are expected to increase in future periods to the extent the Company expands its operations.

     Other Income, Net. Other income, net increased 52% from $0.8 million for the three months ended March 31, 1997 to $1.3 million for the three months ended March 31, 1998. The increase was due primarily to increased amounts of interest income attributable to the higher level of funds available for investment, partially offset by increased amounts of interest expense accrued for the Company's long-term debt.

     Provision for Income Taxes. The Company had an effective tax rate of 18% and 16% for the three month periods ended March 31, 1998 and 1997, respectively. The Company's effective tax rate is lower than the combined federal and state statutory rates primarily due to the utilization of federal net operating loss carry forwards, offset by the impact of non-deductible merger-related costs and in-process research and development, as well as foreign taxes.

     The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income tax purposes. The realization of the Company's net deferred tax assets, which relate primarily to net operating loss and tax credit carryforwards and temporary differences, is dependent on generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced or increased in the near term if estimates of future taxable income are changed. Management intends to evaluate the realizability of the net deferred tax assets on a quarterly basis to assess the need for the valuation allowance.

     New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS
130) and Statement No. 131, "Disclosures

About Segments of An Enterprise and Related Information" (SFAS 131). SFAS 130 established rules for reporting and displaying comprehensive income. SFAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during 1998. The adoption of SFAS 130 or SFAS 131 did not have a material impact on the Company's results of operations, cash flows or financial position in the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments totaled $205.7 million at March 31, 1998 and represented 79% of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper. At March 31, 1998, the Company had $100.9 million of long-term obligations and stockholders' equity was approximately $117.5 million.

     Net cash provided by operating activities was $15.3 million and $0.4 million in the three months ended March 31, 1998 and 1997, respectively. Cash provided by operating activities increased primarily as a result of higher net income, increases in accrued liabilities and deferred revenue balances and reductions in prepaid expenses and accounts receivable.

     The Company's investing activities used cash of $28.0 million in the three months ended March 31, 1998 due to the net increase in short-term investments of $23.3 million and capital expenditures of $4.7 million. The Company's investing activities used cash of $2.4 million in the three months ended March 31, 1997 and consisted primarily of $1.7 million used for capital expenditures and $0.7 million of net purchases of short-term investments.

     Financing activities provided cash of $4.3 million in the three months ended March 31, 1998 from the issuance of common stock under the Company's employee stock plans. In the three months ended March 31, 1997, financing activities provided cash of $0.5 million that reflects the net proceeds of $1.1 million from the issuance of common stock under the Company's employee stock plans partially offset by payments of $0.6 million of notes payable.

     In October 1997, the Company issued $100.0 million of 5.25% Convertible Subordinated Notes due 2004 (the "Notes"), for which the Company received net proceeds of $97.5 million. The Notes provide for semi-annual interest payments each May 1 and November 1, commencing on May 1, 1998. The Notes are convertible into shares of the Company's Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $64.50 per share, subject to adjustment in certain events. On or after November 5, 2002, the Notes will be redeemable over the period of time until maturity at the option of the Company at declining premiums to par. The debt issuance costs are being amortized over the term of the Notes using the interest method.

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

     Fluctuating Operating Results. The Company's operating results have fluctuated in the past, and may fluctuate significantly in the future depending on a number of factors. Factors that have resulted in fluctuations in operating results include: (i) the timing and level of sales by the Company's OEM licensees of computer systems incorporating the Company's storage management products; (ii) a significant increase in dependence upon non-OEM distribution channels, which tend to be more unpredictable than OEM channels; (iii) timing of revenue recognition related to source code license fees; (iv) achievement of porting milestones; (v) expenditures related to investment in new products and distribution channels, including the hiring of additional selling and marketing personnel and outlay of promotional expenses; and (vi) the timing and extent of sales and marketing organizations within OEM customers and resellers becoming adept in and endorsing the Company's products for resale.

     In addition to the factors described above, factors that may contribute to future fluctuations in quarterly operating results include, but are not limited to: (i) development and introduction of new operating systems that require additional development efforts; (ii) introduction or enhancement of products by the Company or its competitors; (iii) changes in pricing policies of the Company or its competitors; (iv) increased competition; (v) technological changes in computer systems and environments; (vi) the ability of the Company to develop, introduce and market new products in a timely manner including products for Windows NT; (vii) quality control of products sold; (viii) market readiness to deploy storage management products for distributed computing environments; (ix) market acceptance of new products and product enhancements; (x) customer order deferrals in anticipation of new products and product enhancements; (xi) the Company's success in expanding its sales and marketing programs; (xii) personnel changes; (xiii) foreign currency exchange rates; (xiv) mix of products sold;
(xv) acquisition costs; (xvi) the size and timing of orders; (xvii) seasonality of revenue; and (xviii) general economic conditions.

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

     The Company's future revenue will continue to be difficult to predict, and the Company has, in the past, failed to achieve its revenue expectations for certain periods. Because the Company generally ships software products within a short period after receipt of an order, it typically does not have a material backlog of unfilled orders, and revenue in any quarter is substantially dependent on orders booked and shipped in that quarter. In addition, the Company typically recognizes a significant portion of its direct sales license revenue in the last two weeks of a quarter. The Company's expense levels are based, in part, on its expectations as to future revenue and to a large extent are fixed in the short term. The Company will not be able to adjust expenses in the short term to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenue in relation to the Company's expectations or any material delay of customer orders would have an immediate adverse effect on its business, operating results and financial condition. As a result of all of the foregoing factors, the Company believes that period-to-period comparisons of the Company's results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance. Furthermore, it is possible that in future quarters the Company's operating results may not meet or exceed the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would be materially adversely affected.

     Management of Growth; Dependence on Key Personnel. The Company significantly increased in size as a result of the Merger, has continued to grow since that time and expects to continue to experience periods of significant growth in the future. The Company's agreements with key OEMs such as Sun Microsystems, HP and Microsoft require the hiring of additional engineering, sales and support personnel, and the commitment of significant staffing to the performance of the Company's obligations under such agreements. Such growth is likely to strain the Company's management control systems and resources (including decision support, accounting, e-mail and management information systems). With future growth, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures on a timely basis, to expand, train and manage its employee work force and to secure additional facilities when and if needed. There can be no assurance that the Company will be able to manage such growth effectively. Any failure to do so could have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially and adversely affected. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of other existing personnel, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company's strategic relationships with HP, Sun Microsystems and Microsoft reflect a strategy for OEM product distribution involving the bundling by OEMs of certain functional subsets or "lite" versions of the Company's products with OEM computer systems or operating systems, cooperative direct selling of full versions of such products by the Company and the OEMs, and the direct sale by the Company of added value products to the OEM installed base of customers. There can be no assurance that the Company will be able to deliver its products to such OEMs in a timely manner despite the dedication of significant engineering and other resources to the development of such products. Any such failure could result in the Company having expended significant resources with little or no return on its investment, which could have a material adverse effect on the Company's business, operating results and financial condition. There can further be no assurance that this distribution strategy will achieve the desired propagation of the Company's technology in the market place, or result in sufficient revenues to the OEMs to induce OEMs to actively market the Company's products to their customers, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the simultaneous sales efforts of such OEMs and the Company will not create certain channel conflicts. Furthermore, failure of the Company to timely develop and achieve market acceptance of new products for sale to the OEM installed customer base could lead to a significant loss of potential revenue to the Company.

     In connection with the Company's agreement with Microsoft, there can be no assurance that Microsoft will use the Company's products in any future version of Windows NT, nor that the Company will realize any expected benefits even if such products are used in any future version of Windows NT. If the Company's products are not available in a timely fashion, if Microsoft does not use these products in Windows NT, or if the Company does not receive any benefits for the use of its products in Windows NT, the Company's business, operating results and financial condition could be materially adversely affected. If the release by Microsoft of Windows NT 5.0 is significantly delayed, and/or the rate of adoption of Windows NT 5.0 by users is slow, the Company will not be in a position to market add-on products to the Windows NT installed customer base, thereby resulting in possible delays in, or loss of, revenue to the Company. Moreover, the Company would have lost certain opportunities as a result of the diversion of resources to this agreement. Under this agreement, Microsoft is also permitted to develop enhancements to and derivative products from the Company's products that are embedded in certain Windows NT releases, and would retain ownership of any such enhancements or derivative products. There can be no assurance that Microsoft will not develop any such enhancements or derivative products and, as a result, compete with the Company in this area.

     In recent years, the Company has made significant investments in the establishment of other distribution channels. Efforts by the Company in this area include: (i) the introduction of shrink wrap packages of certain VERITAS storage management software products for multiple platforms; (ii) the distribution of end-user products for the Sun Microsystems' Solaris operating system; (iii) the acquisition of Tidalwave Technologies, Inc. ("Tidalwave") in April 1995, as a result of which the Company began distributing the VERITAS FirstWatch end-user products; and (iv) the Merger with OpenVision that provided the Company an established and significant direct sales channel.

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

     Increasing Product Concentration; Dependence on Growth of Storage Management Software Market. A substantial majority of the Company's revenues have been, and in future periods will be, derived from storage management products. Storage management products accounted for 95% and 90% of the Company's license revenue in the three months ended March 31, 1998 and 1997, respectively. The Company expects that storage management products will continue to account for a substantial majority of the Company's revenues in future periods as a result of its strategic decision to devote greater financial and other resources to selling, servicing and supporting its storage management products. The allocation of greater levels of sales, service and support resources to such products could adversely affect the Company's ability to continue enhancing and supporting its other product lines. Any failure by the Company to enhance and support its other product lines could result in adverse customer reactions and the loss of an existing revenue base, and could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company's agreement with Microsoft requires the Company to develop a functional subset of the VERITAS Volume Manager product to be ported to and embedded in Windows NT. The agreement also requires the Company to develop a disk management graphical user interface designed specifically for Windows NT. Microsoft is obligated to fund a significant portion of the development expenses for this product. The Company is currently recognizing revenue under the development contract with Microsoft on a percentage of completion basis consistent with its policy for revenue recognition for other similar agreements. The payment terms in the Microsoft agreement do not directly correlate to the timing of development efforts and therefore revenue of $1.8 million has been recognized in advance of payment as of March 31, 1998. The failure of the Company to complete the product in sufficient time for inclusion in Windows NT
5.0 may result in a significant delay of the product being embedded in Windows NT, and could ultimately result in Microsoft electing to omit the Company's product from Windows NT altogether, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Microsoft relationship will require the Company's marketing and sales departments to deal in higher volume markets and will require the Company to service the growing needs of the Windows NT channel and customer base. The Company's experience in these higher volume markets is limited.

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

     The Company derives a significant amount of revenue from products licensed pursuant to "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. The Company's products will be generally used to manage data critical to organizations, and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. Although the Company maintains errors and omissions product liability insurance, such insurance may not adequately compensate the Company for losses relating to such claims and a successful liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

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

     As a result of the Merger and the associated higher visibility of the Company in certain markets, the Company faces new competitors and new competitive factors. In particular, the Company's new competitors include: (i) hardware and software vendors that offer a management platform or framework to support vendor-created and third-party systems management applications; (ii) vendors that provide systems management software for the mainframe environment who are migrating their products to the client/server environment; (iii) vendors that provide "point" products that address specific problems and offer specific functionality; and (iv) vendors that provide integrated and interoperable solutions. Specific competitors that the Company has encountered or expects to encounter as competitors include the Cheyenne division of Computer Associates International, Inc. ("Computer Associates"), the ADSTAR Distributed Storage Manager division of International Business Machines Corporation ("IBM"), Legato Systems, Inc. and EMC Corporation. Many such competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. The Company expects that the market for storage management software, which historically has been large and fragmented, will become more consolidated with larger companies being better positioned to compete in such environment in the long term. As the open systems management software market develops, a number of companies with greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company. For example, in 1996 IBM purchased Tivoli Systems Inc. and Computer Associates purchased Cheyenne Software; both Tivoli and Cheyenne are competitors of the Company.

     The Company's success will depend significantly on its ability to adapt to these new competing forces, to develop more advanced products more rapidly and less expensively than its competitors, and to educate potential customers as to the benefits of licensing the Company's products rather than developing their own products. The Company's future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than the Company's products and could also bundle existing or new products with other more established products in order to compete with the Company. In addition, because there are relatively low barriers of entry for the software market, the Company expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the

Company will be able to compete successfully against current and future competitors, and the failure to do so would result in the Company's business, operating results and financial condition being materially and adversely affected.

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

     Risks Associated With International Operations. International revenue (from sales outside the United States and Canada) accounted for 22% of the Company's total revenues for both of the three month periods ended March 31, 1998 and 1997. The Company believes that its future success depends upon continued expansion of its international operations. The Company currently has sales and service offices in the United States, Canada, Japan, the United Kingdom, Germany, France, Sweden and the Netherlands and has a product development group in India. The Company also has resellers in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require the Company to establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect the Company's operating margins. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     As of March 31, 1998, the Company had 45 engineers employed by its Indian subsidiary located in Pune, India, who perform certain product development work. These international operations subject the Company to a number of risks inherent in developing products outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection. Furthermore, if the Company were required to discontinue its product development efforts in India, it would incur significantly higher operating expenses as a result of having to perform such development work in the United States.

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

     Year 2000 Compliance. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Systems that do not properly recognize date sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company has tested its existing products and believes that it has identified, corrected and reprogrammed them to be Year 2000 compliant, and new products are being designed to be Year 2000 compliant. Although products have undergone, or will undergo, the Company's normal quality testing procedures, there can, however, be no assurance that the Company's products will contain all necessary date code changes. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, the Company's customers could choose to convert to other calendar year 2000 compliant products or to develop their own products in order to avoid such malfunctions, which could have a material adverse effect on the Company's business, financial condition or results of operations.

     The Company is also currently in the process of evaluating its information technology infrastructure for Year 2000 compliance. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. This could result in system failures or generation of erroneous information and could cause significant disruption to business activities. The Company is reviewing what actions are required to make all software systems used internally Year 2000 compliant as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems. Such actions include a review of vendor contracts and formal communication with suppliers to request certification that products are Year 2000 compliant. The Company is assessing the extent of the necessary modifications to its computer software, and management does not anticipate that the Company will incur significant operating expenses or be required to invest heavily in computer system improvements to be Year 2000 compliant. There can, however, be no assurance that such measures will alleviate the Year 2000 problems which could have a material adverse effect upon the Company's business, operating results and financial condition.

     Significant Leverage; Debt Service. In connection with the sale of 5.25% Convertible Subordinated Notes due 2004 (the "Notes"), the Company incurred $100 million aggregate principal amount of indebtedness which resulted in a ratio of long-term debt to total capitalization at March 31, 1998 of approximately 46.2%. As a result of this additional indebtedness, the Company's principal and interest payment obligations will increase substantially. The degree to which the Company will be leveraged could materially and adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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

     Past and Future Acquisitions. The Company has made several acquisitions in the past, including the Merger with OpenVision. Acquisitions of companies, divisions of companies or products entail numerous risks, including difficulty in successfully integrating and assimilating acquired operations, diversion of management's attention and loss of key employees of acquired companies. Difficulties can arise with respect to the integration of product offerings and employees of acquired companies, including conflicts that may arise with respect to distribution strategies, coordination of geographically separated organizations, differences in corporate culture and integration of personnel with disparate business backgrounds. The integration and assimilation process can cause an interruption of, or a loss of momentum in, the activities of the Company's business. Failure to accomplish the effective integration of the Company's operations with those of an acquired company could adversely affect the revenues and operating results of the Company. In the past three years, the Company has made three acquisitions and two divestitures of product lines; the Company may make additional acquisitions or effect additional divestitures in the future. Products acquired by the Company in the past have required significant additional development, such as restructuring software code to support larger scale environments, porting products to additional operating system platforms, regression testing and improving network and device support, before they could be marketed and some failed to generate revenue for the Company. No assurance can be given that the Company will not incur similar problems in future acquisitions. Any such problems could have a material adverse effect on the Company's business, operating results and financial condition. In addition, future acquisitions by the Company may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

     Volatility of Stock Price. The market price for the Company's Common Stock is highly volatile. The trading price of the Company's Common Stock could be subject to wide fluctuations in response to quarterly variations in operating and financial results, announcements of technological innovations, new products, acquisitions or dispositions, new customer relationships or new strategic relationships by the Company or its competitors, changes in prices of the Company's or its competitors' products and services, changes in product mix, or changes in revenue and revenue growth rates for the Company. Statements or changes in opinions, ratings, or earnings estimates made by brokerage firms or industry analysts relating to the markets in which the Company does business, or relating to the Company specifically, have resulted, and could in the future result, in an immediate and adverse effect on the market price of the Company's Common Stock. In addition, the stock market has from time to time experienced extreme price and volume fluctuations, which have particularly affected the market price for the securities of many high-technology companies and that often have been unrelated or disproportionate to the operating performance of these companies. These fluctuations, as well as general economic, market and political conditions such as recessions or military conflicts, may adversely affect the market price of the Company's Common Stock.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        The following exhibits are filed herewith:

    EXHIBIT
    NUMBER                                 DESCRIPTION
    -------                                -----------
     27.1          Financial Data Schedule (EDGAR only)

     (b) Reports on Form 8-K. No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 12, 1998                        VERITAS SOFTWARE CORPORATION

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

                                 EXHIBIT INDEX

    EXHIBIT
    NUMBER                                 DESCRIPTION
    -------                                -----------
     27.1          Financial Data Schedule