Form 10-Q
period 1998-06-30
VERITAS SOFTWARE CORP
filed 1998-08-12
CIK 867666

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.

              FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                            COMMISSION FILE NUMBER: 0-22712

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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock outstanding on July 31, 1998 was 47,160,156 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          VERITAS SOFTWARE CORPORATION

                                     INDEX

                                                                         PAGE
                                                                         ----
             PART I CONDENSED CONSOLIDATED FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements.................  3
           Condensed Consolidated Balance Sheets as of June 30, 1998      3
           and
           December 31, 1997...........................................
           Condensed Consolidated Statements of Operations for the        4
           Three Months
           and Six Months Ended June 30, 1998 and 1997.................
           Condensed Consolidated Statements of Cash Flows for the Six    5
           Months
           Ended June 30, 1998 and 1997................................
           Notes to Condensed Consolidated Financial Statements........  6
Item 2.    Management's Discussion and Analysis of Results of Operation   8
           and Financial Condition.....................................
                          PART II OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.........  25
Item 6.    Exhibits and Reports on Form 8-K............................  25
Signature..............................................................  26

              PART I CONDENSED CONSOLIDATED FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          VERITAS SOFTWARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)
                           ASSETS
Current assets:
  Cash and cash equivalents.................................   $ 85,266        $ 75,629
  Short-term investments....................................    124,367         115,131
  Accounts receivable, net of allowance for doubtful
     accounts of
     $1,760 at June 30, 1998 and $1,597 at December 31,
     1997...................................................     37,706          30,296
  Prepaid expenses..........................................      6,659           4,298
                                                               --------        --------
     Total current assets...................................    253,998         225,354
Property and equipment, net.................................     17,469          10,109
Other assets................................................      6.915           6,417
                                                               --------        --------
          Total assets......................................   $278,382        $241,880
                                                               ========        ========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................   $  3,699        $  1,552
  Accrued compensation and benefits.........................      6,978           6,595
  Other accrued liabilities.................................     18,042          11,180
  Deferred revenue..........................................     20,312          17,449
                                                               --------        --------
     Total current liabilities..............................     49,031          36,776
Deferred rent...............................................        839             911
Convertible subordinated notes..............................    100,000         100,000
Stockholders' equity
  Common stock..............................................    192,743         185,887
  Accumulated deficit.......................................    (63,468)        (81,064)
  Deferred compensation.....................................        (48)            (64)
  Accumulated other comprehensive income....................       (715)           (566)
                                                               --------        --------
     Total stockholders' equity.............................    128,512         104,193
                                                               --------        --------
          Total liabilities and stockholders' equity........   $278,382        $241,880
                                                               ========        ========

                            See accompanying notes.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
Net revenue:
  User license fees.................................  $38,337    $23,164    $69,026    $43,687
  Services..........................................    9,328      4,364     16,728      8,036
  Porting...........................................      448      1,406      1,441      2,821
                                                      -------    -------    -------    -------
          Total net revenue.........................   48,113     28,934     87,195     54,544
Cost of revenue:
  User license fees.................................    3,130        841      5,096      1,677
  Services..........................................    4,147      1,625      7,572      2,830
  Porting...........................................      645        878      1,720      1,607
                                                      -------    -------    -------    -------
          Total cost of revenue.....................    7,922      3,344     14,388      6,114
                                                      -------    -------    -------    -------
Gross profit........................................   40,191     25,590     72,807     48,430
Operating expenses:
  Selling and marketing.............................   16,950     10,356     30,009     19,618
  Research and development..........................    8,948      6,512     16,497     12,306
  General and administrative........................    2,242      2,080      4,412      4,215
  Merger related costs..............................       --      8,490         --      8,490
  In-process research and development...............    2,250         --      2,250         --
                                                      -------    -------    -------    -------
          Total operating expenses..................   30,390     27,438     53,168     44,629
                                                      -------    -------    -------    -------
Income (loss) from operations.......................    9,801     (1,848)    19,639      3,801
Interest expense....................................   (1,429)        (9)    (2,849)        (9)
Interest and other income, net......................    2,867        844      5,552      1,679
                                                      -------    -------    -------    -------
Income (loss) before income taxes...................   11,239     (1,013)    22,342      5,471
Provision for income taxes..........................    2,698        669      4,746      1,736
                                                      -------    -------    -------    -------
Net income (loss)...................................  $ 8,541    $(1,682)   $17,596    $ 3,735
                                                      =======    =======    =======    =======
Net income (loss) per share -- basic................  $  0.18    $ (0.04)   $  0.38    $  0.08
                                                      =======    =======    =======    =======
Net income (loss) per share -- diluted..............  $  0.17    $ (0.04)   $  0.34    $  0.08
                                                      =======    =======    =======    =======
Shares used in per share calculations -- basic......   46,862     45,492     46,648     45,356
                                                      =======    =======    =======    =======
Shares used in per share calculations -- diluted....   51,354     45,492     51,151     48,704
                                                      =======    =======    =======    =======

All share and per share data applicable to prior periods has been restated to give retroactive effect to a 3 for 2 stock split effected on May 20, 1998.

                            See accompanying notes.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                                --------------------
                                                                  1998        1997
                                                                ---------   --------
OPERATING ACTIVITIES
Net income..................................................    $  17,596   $  3,735
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................        2,571      1,842
  Amortization of bond issuance costs.......................          214         --
  Deferred rent.............................................          (72)        --
  In-process research and development.......................        2,250         --
  Non-cash merger related costs.............................           --      1,218
Changes in operating assets and liabilities:
  Accounts receivable.......................................       (7,459)   (11,197)
  Prepaid expenses..........................................       (2,440)      (321)
  Other assets..............................................         (715)       (23)
  Accounts payable..........................................        2,128        285
  Accrued compensation and benefits.........................          396      1,539
  Other accrued liabilities.................................        5,878      3,032
  Deferred revenue..........................................        2,870      2,400
                                                                ---------   --------
          Net cash provided by operating activities.........       23,217      2,510
INVESTING ACTIVITIES
Purchases of short-term investments.........................     (161,704)   (43,574)
Sales of short-term investments.............................      152,458     48,336
Purchase of property and equipment..........................      (10,005)    (3,391)
Payments received on note...................................           --        117
Purchase of Windward Technologies, Inc......................       (1,250)        --
                                                                ---------   --------
          Net cash provided by (used for) investing
            activities......................................      (20,501)     1,488
FINANCING ACTIVITIES
Payments of notes payable...................................           --       (612)
Payments on notes receivable from stockholders..............           --         48
Proceeds from issuance of common stock......................        6,859      2,146
                                                                ---------   --------
          Net cash provided by financing activities.........        6,859      1,582
Effect of exchange rate changes.............................           62         74
                                                                ---------   --------
          Net increase in cash and cash equivalents.........        9,637      5,654
Cash and cash equivalents at beginning of period............       75,629     17,411
                                                                ---------   --------
Cash and cash equivalents at end of period..................    $  85,266   $ 23,065
                                                                =========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest......................................    $   2,889   $      4
Cash paid for taxes.........................................    $     829   $    766

                            See accompanying notes.

                          VERITAS SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   UNAUDITED

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the financial statements and notes thereto included in the VERITAS Software Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

     VERITAS Software Corporation, a Delaware corporation (the "Company") acquired OpenVision Technologies, Inc. ("OpenVision") on April 25, 1997 ("the Merger"). The Merger was accounted for as a pooling of interests for financial reporting purposes in accordance with generally accepted accounting principles. The Company's consolidated financial statements for prior periods have been restated to include the financial position, results of operations and cash flows of OpenVision.

2. STOCK SPLIT

     All share and per share data applicable to prior periods has been restated to give retroactive effect to a 3 for 2 stock split effected on May 20, 1998.

3. USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4. NET INCOME PER SHARE

     Basic earnings per share is based upon weighted-average common shares outstanding. Diluted earnings per share is computed using the weighted-average common shares outstanding plus any potential dilutive securities. Dilutive securities include stock options, warrants, restricted stock, convertible debt and convertible preferred stock. The following table sets forth the computation of basic and diluted net income (loss) per common share:

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
Numerator:
  Net income (loss).................................  $ 8,541    $(1,682)   $17,596    $ 3,735
                                                      =======    =======    =======    =======
Denominator:
  Denominator for basic net income (loss) per
     share -- weighted-average shares...............   46,862     45,492     46,648     45,356
  Common stock equivalents..........................    4,492         --      4,503      3,348
                                                      -------    -------    -------    -------
  Denominator for diluted net income (loss) per
     share..........................................   51,354     45,492     51,151     48,704
                                                      =======    =======    =======    =======
Basic earnings per share............................     0.18      (0.04)      0.38       0.08
                                                      =======    =======    =======    =======
Diluted earnings per share..........................     0.17      (0.04)      0.34       0.08
                                                      =======    =======    =======    =======

                          VERITAS SOFTWARE CORPORATION

                                   UNAUDITED

     For the three months ended June 30, 1997 diluted earnings per share is considered to be the same as basic earnings per share, since the effect of certain potentially dilutive securities would be antidilutive.

4. ACCUMULATED OTHER COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). SFAS 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no significant impact on the Company's net income or stockholders' equity. SFAS 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

     Total comprehensive income (loss) amounted to approximately $8.5 million and $(1.7) million for the three months ended June 30, 1998 and 1997, respectively, and approximately $17.4 million and $3.6 million for the six months ended June 30, 1998 and 1997, respectively. The following are the components of comprehensive income:

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------    -----------------
                                                         1998        1997       1998       1997
                                                        -------    --------    -------    ------
Net income (loss).....................................  $8,541     $(1,682)    $17,596    $3,735
Foreign currency translation adjustments..............     (66)         (4)       (149)     (119)
                                                        ------     -------     -------    ------
Comprehensive income (loss)...........................  $8,475     $(1,686)    $17,447    $3,616
                                                        ======     =======     =======    ======

5. ACQUISITION OF WINDWARD TECHNOLOGIES, INC.

     On May 15, 1998 the Company acquired all of the outstanding stock of Windward Technologies, Inc. ("Windward"), a company that develops failure prediction software, for a total cost of $2.5 million. The transaction was accounted for using purchase accounting. Of the total cost, $2.3 million was allocated to in-process research and development and was expensed in the second quarter of 1998 and $0.2 million was allocated to acquired intangibles which will be amortized over a five year period. Total cash outflows in the second quarter of 1998 related to this purchase were $1.3 million. The Company has agreed to pay the sole shareholder of Windward certain earn-out payments of up to an aggregate of $1.2 million over the next two years subject to satisfaction of certain conditions and has further agreed to pay such shareholder a royalty on certain future product revenue derived from the products acquired over a five year period, up to a maximum of $2.5 million. The Consolidated Statements of Operations include the results of operations of Windward subsequent to the acquisition date. For the three months and six months ended June 30, 1998 and 1997 the results of operations of Windward were not material to the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. Such forward-looking statements consist of statements that are not purely historical, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. There are certain important factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in the following discussion. Among such important factors are: (i) the timing and level of sales by original equipment manufacturers ("OEMs") of computer systems incorporating the Company's products and resales by OEMs of the Company's products; (ii) the Company's timely development and market acceptance of new products; (iii) the unpredictability of the timing and level of sales to resellers and direct end-users; (iv) the timely creation and market acceptance of versions of the Company's products for the Microsoft Windows NT operating system ("Windows NT");
(v) the timely release by Microsoft of the next version of Windows NT ("Windows NT 5.0") and the rate of adoption of such new version by users; (vi) the impact of Windows NT and other operating systems on the UNIX market upon which the Company's current products are dependent; (vii) the reliance on OEMs to continue porting and shipping the Company's products; (viii) the impact of competitive products and pricing; (ix) the uncertainty of the labor market and local regulations in India, where a subsidiary of the Company, which performs research and development activities, is located; (x) the Company's ability to hire, train and retain research and development, marketing and sales personnel with appropriate skills in a highly competitive labor market; (xi) the Company's ability to deliver products that are Year 2000 compliant; and (xii) the degree to which customers and potential customers of the Company direct resources to their own Year 2000 compliance issues, resulting in deferral of purchases of the Company's products and services and (xiii) such risks and uncertainties as are detailed from time to time in the Company's SEC reports and filings, including its Annual Report on Form 10-K for the year ended December 31, 1997.

RESULTS OF OPERATIONS

OVERVIEW

     VERITAS Software Corporation ("VERITAS" or the "Company") is the leading independent supplier of enterprise data storage management solutions, providing advanced storage management software for open system environments. The Company's products provide performance improvement and reliability enhancement features that are critical for many commercial applications. These products enable protection against data loss and file corruption, rapid recovery after disk or system failure, the ability to process large files efficiently and the ability to manage and back-up large networks of systems without interrupting users. In addition, the Company's products provide an automated failover between computer systems organized in clusters sharing disk resources. The Company's highly scalable products can be used independently, and certain products can be combined to provide interoperable client/server storage management solutions. The Company's products offer centralized administration with a high degree of automation, enabling customers to manage complex, distributed environments cost-effectively by increasing system administrator productivity and system availability. The Company also provides a comprehensive range of services to assist customers in planning and implementing storage management solutions. The Company markets its products and associated services to OEM and end-user customers through a combination of direct and indirect sales channels (resellers, value-added resellers ("VARs"), hardware distributors, application software vendors and systems integrators). The Company's OEM customers include Digital Equipment Corporation ("DEC"), Hewlett-Packard Company ("HP"), Sun Microsystems, Inc. ("Sun Microsystems"), Microsoft Corporation ("Microsoft"), Sequent Computer Systems, Inc. and Tandem Computers, Inc. The Company's end-user customers include AT&T Corporation, Lucent, Bank of America, Morgan Stanley, BMW, Boeing Company, British Telecommunications plc, Chrysler Corporation and Motorola, Inc.

     The Company derives its net revenue from user license fees, service fees and porting fees. The Company's OEM customers either bundle the Company's products with the OEM products licensed by such OEMs or offer them as options. Certain OEMs also resell the Company's products. The Company generally receives a one-time source license fee upon entering into a license agreement with an OEM, as well as a user license fee each time the OEM licenses a copy of the OEM products to a customer that incorporates one or more of the Company's products. The Company's license agreements with its OEM customers generally contain no minimum sales requirements and there can be no assurance that any OEM will either commence or continue shipping operating systems incorporating the Company's products in the future. Moreover, following the execution of new agreements between the Company and OEM customers and resellers, a significant period of time may elapse before any revenues to the Company are generated thereunder due to the development work which the Company must generally undertake pursuant to such agreements and the time needed for the sales and marketing organizations within such customers and distributors to become familiar with and gain confidence in the Company's products.

     The Company's services revenue consists of fees derived from annual maintenance agreements, and from consulting and training services. The OEM maintenance agreements covering VERITAS products provide for technical and emergency support and minor product upgrades for a fixed annual fee. The maintenance agreements covering products that are licensed through non-OEM channels provide for technical support and product upgrades for an annual service fee based on the number of user licenses purchased.

     Porting fees consist of fees derived from porting and other non-recurring engineering efforts when the Company ports (i.e., adapts) its storage management products to an OEMs' operating system and when the Company develops certain new product features or extensions of existing product features at the request of a customer. In most cases, the Company retains the rights to technology derived from porting and non-recurring engineering work for licensing to other customers and therefore generally does such work on a relatively low, and sometimes negative, margin.

     The Company's international sales are generated primarily through its international sales subsidiaries. International revenue outside the United States and Canada, most of which is collectible in foreign currencies, accounted for 21% and 22% of the Company's total revenues for the six months ended June 30, 1998 and 1997, respectively. The Company's international revenue increased 54% from $11.9 million for the six months ended June 30, 1997 to $18.3 million for the six months ended June 30, 1998. Since much of the Company's international operating expenses are also incurred in local currencies, the relative impact of exchange rates on net income or loss is less than on revenues. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, the Company's operating results may be significantly affected in the short term by fluctuations in foreign currency exchange rates. The Company believes that its success depends upon continued expansion of its international operations. The Company currently has sales and service offices in the United States, Canada, Japan, the United Kingdom, Germany, France, Sweden and the Netherlands, a development center in India, and resellers located in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require the Company to establish additional foreign offices, hire additional personnel and recruit additional international resellers, resulting in the diversion of significant management attention and the expenditure of financial resources. To the extent the Company is unable to effect these additions efficiently, growth in international sales will be limited, which would have a material adverse effect on the Company's business, operating results and financial condition. International operations also subject the Company to a number of risks inherent in developing and selling products outside the United States including potential loss of developed technology, limited protection of intellectual property rights, imposition of government regulation, imposition of export duties and restrictions, cultural differences in the conduct of business, and political and economic instability.

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

     The following tables set forth the percentage of total revenue represented by certain line items from the Company's condensed consolidated statement of operations for the three months and six months ended June 30, 1998 and 1997, respectively, and the percentage change between the comparative periods:

                                                              PERCENTAGE OF           PERIOD-TO-PERIOD
                                                              TOTAL REVENUE           PERCENTAGE CHANGE
                                                         -----------------------    ---------------------
                                                           THREE MONTHS ENDED        THREE MONTHS ENDED
                                                                JUNE 30,                  JUNE 30,
                                                         -----------------------    ---------------------
                                                          1998             1997     1998 COMPARED TO 1997
                                                         ------           ------    ---------------------
Net revenue:
  User license fees....................................     80%              80%              66%
  Services.............................................     19               15              114%
  Porting..............................................      1                5              (68)%
                                                          ----             ----             ----
          Total revenue................................    100              100               66%
Cost of revenue:
  User license fees....................................      6                3              272%
  Services.............................................      9                6              155%
  Porting..............................................      1                3              (27)%
                                                          ----             ----             ----
          Total cost of revenue........................     16               12              137%
                                                          ----             ----             ----
Gross profit...........................................     84               88               57%
Operating expenses:
  Selling and marketing................................     35               36               64%
  Research and development.............................     19               23               37%
  General and administrative...........................      5                7                8%
  Merger related costs.................................     --               29              n/m
  In-process research and development..................      5               --              n/m
                                                          ----             ----             ----
          Total operating expenses.....................     64               95               11%
                                                          ----             ----             ----
Income (loss) from operations..........................     20               (7)
Other income, net......................................      3                3
Provision for income taxes.............................     (5)              (2)
                                                          ----             ----
Net income (loss)......................................     18%              (6)%
                                                          ====             ====
Gross margin:
  User license fees....................................     92%              96%
  Services.............................................     56%              63%
  Porting..............................................    (44)%             38%

---------------
 n/m = not meaningful

                                                            PERCENTAGE OF        PERIOD-TO-PERIOD
                                                            TOTAL REVENUE        PERCENTAGE CHANGE
                                                           ----------------    ---------------------
                                                           SIX MONTHS ENDED      SIX MONTHS ENDED
                                                               JUNE 30,              JUNE 30,
                                                           ----------------    ---------------------
                                                           1998       1997     1998 COMPARED TO 1997
                                                           -----      -----    ---------------------
Net revenue:
  User license fees......................................    79%        80%              58%
  Services...............................................    19         15              108%
  Porting................................................     2          5              (49)%
                                                           ----        ---
          Total revenue..................................   100        100               60%
Cost of revenue:
  User license fees......................................     6          3              204%
  Services...............................................     9          5              168%
  Porting................................................     2          3               (7)%
                                                           ----        ---
          Total cost of revenue..........................    17         11              135%
                                                           ----        ---
Gross profit.............................................    83         89               50%
Operating expenses:
  Selling and marketing..................................    34         36               53%
  Research and development...............................    19         22               34%
  General and administrative.............................     5          8                5%
  Merger related costs...................................    --         16              n/m
  In-process research and development....................     2         --              n/m
                                                           ----        ---
          Total operating expenses.......................    60         82               19%
                                                           ----        ---
Income from operations...................................    23          7
Other income, net........................................     3          3
Provision for income taxes...............................    (6)        (3)
                                                           ----        ---
Net income...............................................    20%         7%
                                                           ====        ===
Gross margin:
  User license fees......................................    93%        96%
  Services...............................................    55%        65%
  Porting................................................   (19)%       43%

---------------

n/m = not meaningful

  Net Revenue

     Total net revenue increased 66% from $28.9 million for the three months ended June 30, 1997, to $48.1 million for the three months ended June 30, 1998, and increased 60% from $54.5 million for the six months ended June 30, 1997, to $87.2 million for the six months ended June 30, 1998. The Company believes that the percentage increases in total revenue achieved in these periods are not necessarily indicative of future results. The Company's revenue is comprised of user license fees, service revenue and porting and source fees. Growth in user license fees has been driven primarily by increasing market acceptance of the Company's products, introduction of new products and a larger percentage of total license revenue coming through the direct sales channel. Service revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. The growth in service revenue has been driven primarily by increased sales of service and support contracts on new license sales and, to a lesser extent, by increasing renewals of these contracts as the Company's installed base of licensees has increased along with increases in demand and the ability to deliver consulting and training services. Porting fees are derived from the Company's funded development efforts that are typically associated with the licensing of source code to OEMs. User license fees for the three months ended June 30, 1998 and 1997 comprised 80% of total net revenue. User license fees for the six months ended June 30, 1998 and the six months ended June 30, 1997 were 79% and 80% of total net revenue, respectively.

     User license fees. User license fees increased 66% from $23.2 million for the three months ended June 30, 1997 to $38.3 million for the three months ended June 30, 1998. User license fees increased 58% from $43.7 million for the six months ended June 30, 1997 to $69.0 million for the six months ended June 30, 1998. The increases were primarily the result of continued growth in market acceptance of the Company's products and, to a lesser extent, the introduction of new products. In particular, the Company's user license fees from storage products increased by approximately 66% for the six months ended June 30, 1998 as compared to the six month period ended June 30, 1997, accounting for 94% and 89% of user license fees in the six months ended June 30, 1998 and 1997, respectively.

     Service Revenue. Service revenue increased 114% from $4.4 million for the three months ended June 30, 1997 to $9.3 million for the three months ended June 30, 1998, and increased 108% from $8.0 million for the six months ended June 30, 1997 to $16.7 million for the six months ended June 30, 1998, primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in training and consulting services. Sales of service and support contracts increased 135% and 123% and revenue from consulting and training services increased 74% and 77% for the three months and six months ended June 30, 1998, respectively, compared to the comparable periods ended June 30, 1997.

     Porting Fees. Porting fees decreased from $1.4 million for the three months ended June 30, 1998, to $0.4 million for the three months ended June 30, 1998 and decreased from $2.8 million for the six months ended June 30, 1997 to $1.4 million for the six months ended June 30, 1998. Porting fees related to the efforts incurred in supporting the development efforts of the Company required in connection the Company's agreement with Microsoft for which revenue is being recognized under the percentage of completion method, were greater in the three month and six month periods ended June 30, 1997 than in the comparable periods ended June 30, 1998.

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

     Cost of User License Fees. Cost of user license fees increased from $0.8 million for the three months ended June 30, 1997 to $3.1 million for the three months ended June 30, 1998, and increased 204% from $1.7 million for the six months ended June 30, 1997 to $5.1 million for the six months ended June 30, 1998. The increase is primarily the result of a larger percentage of license fees being generated from the sale of products with higher royalty rates. Gross margin on user license fees decreased from 96% for the three months and six months ended June 30, 1997 to 92% and 93% for the three months and six months ended June 30, 1998, respectively.

     The gross margin on user license fees may vary from period to period based on the license revenue mix and certain products having higher royalty rates than other products. The Company may experience improvements in gross margins as compared to the three and six months ended June 30, 1998 but does not expect significant improvements in gross margin on user license fees.

     Cost of Service Revenue. Cost of service revenue increased 155% from $1.6 million for the three months ended June 30, 1997 to $4.1 million for the three months ended June 30, 1998, and increased 165% from $2.8 million for the six months ended June 30, 1997 to $7.5 million for the six months ended June 30, 1998. Gross margin on service revenue decreased from 63% for the three months ended June 30, 1997 to 56% for the three months ended June 30, 1998 and decreased from 65% for the six months ended June 30, 1997 to 55% for the six months ended June 30, 1998. This decrease in gross margin is primarily due to personnel additions in both the Company's support organization to provide maintenance and other services and in the Company's training and consulting organization in order to expand the Company's existing infrastructure to deal with the increased demand and the ability to deliver such services.

     Cost of Porting Fees. Cost of porting fees decreased to $0.6 million for the three months ended June 30, 1998, compared to $0.9 million for the same period of 1997, and increased to $1.7 million for the six months ended June 30, 1998, compared to $1.6 million for the same period in 1997. Gross margin on porting fees decreased from 38% for the three months ended June 30, 1997 to a negative gross margin of 44% for the three months ended June 30, 1998 and decreased from 43% for the six months ended June 30, 1997 to a negative 19% for the six months ended June 30, 1998. The negative gross margin for the three and six month periods ended June 30, 1998 resulted from the Company's devotion of technical resources to funded porting activities in excess of the amounts chargeable to the customer. From time to time, the Company incurs a negative gross margin on porting fees due to the relatively high personnel costs associated with such development efforts.

  Operating Expenses

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with the Company's sales and marketing efforts. Selling and marketing expenses increased 64% from $10.4 million for the three months ended June 30, 1997 to $16.9 million for the three months ended June 30, 1998, and increased 53% from $19.6 million for the six months ended June 30, 1997, to $30.0 million for the six months ended June 30, 1998. Selling and marketing expenses as a percentage of total net revenue decreased from 36% in both the three-month and six-month periods ending June 30, 1997 to 35% and 34% in the three and six month periods ending June 30, 1998, respectively. The increase in absolute dollars is primarily attributable to increased sales and marketing staffing and, to a lesser extent, increased costs associated with certain marketing programs. The Company intends to continue to expand its global sales and marketing infrastructure and accordingly, the Company expects its selling and marketing expenses to increase in the future.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other costs. Research and development expenses increased 37% from $6.5 million for the three months ended June 30, 1997 to $8.9 million for the three months ended June 30, 1998, and increased 34% from $12.3 million for the six months ended June 30, 1997 to $16.5 million for the six months ended June 30, 1998. The increase was due primarily to increased staffing levels. As a percentage of total net revenue, research and development expenses decreased from 23% for the three months ended June 30, 1997 to 19% for the three months ended June 30, 1998, and decreased from 22% for the six months ended June 30, 1997 to 19% for the six month period ended June 30, 1998. The Company believes that a significant level of research and development investment is required to remain competitive and expects such expenses will increase in future periods.

     General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 8% from $2.1 million for the three months ended June 30, 1997 to $2.2 million for the three months ended June 30, 1998, and increased 5% from $4.2 million for the six months ended June 30, 1997 to $4.4 million for the six months ended June 30, 1998. The increases in the three and six month periods was primarily due to additional personnel costs and other expenses associated with the Company enhancing its infrastructure to support expansion of its operations. General and administrative expenses as a percentage of total net revenue decreased between the three month periods from 7% to 5%, and decreased between the six month periods from 8% to 5%. General and administrative expenses are expected to increase in future periods to the extent the Company expands its operations..

     In-Process Research and Development. On May 15, 1998 the Company acquired all of the outstanding stock of Windward Technologies, Inc. ("Windward"), a company that develops failure prediction software, for a total cost of $2.5 million. The transaction was accounted for using purchase accounting. Of the total cost, $2.3 million was allocated to in-process research and development and was expensed in the second quarter of

1998 and $0.2 million was allocated to acquired intangibles which will be amortized over a five year period. Total cash outflows in the second quarter of 1998 related to this purchase were $1.3 million. The Company has agreed to pay the sole shareholder of Windward certain earn-out payments of up to an aggregate of $1.2 million over the next two years subject to satisfaction of certain conditions and has further agreed to pay such shareholder a royalty on certain future product revenue derived from the products acquired over a five year period, up to a maximum of $2.5 million. The Consolidated Statements of Operations include the results of operations of Windward subsequent to the acquisition date. For the three months and six months ended June 30, 1998 and 1997 the results of operations of Windward were not material to the Company.

     Other Income, Net. Other income, net increased from $0.8 million for the three months ended June 30, 1997 to $1.4 million for the three months ended June 30, 1998, and increased $1.0 million for the six months ended June 30, 1998 to $2.7 million for the six months ended June 30, 1998. The increase was due primarily to increased amounts of interest income attributable to the higher level of funds available for investment, partially offset by increased amounts of interest expense associated with the Company's long-term debt.

     Provision for Income Taxes. The Company had an effective tax rate of 21% and 32% for the six month periods ended June 30, 1998 and 1997, respectively. The Company's effective tax rate is lower than the combined federal and state statutory rates primarily due to the utilization of federal net operating loss carry forwards, offset by the impact of non-deductible merger-related costs and in-process research and development, as well as foreign taxes.

     The Company accounts for its income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income taxes.. The realization of the Company's net deferred tax assets, which relate primarily to net operating loss and tax credit carryforwards and temporary differences, is dependent on generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced or increased in the near term if estimates of future taxable income are changed. Management intends to evaluate the realizability of the net deferred tax assets on a quarterly basis to assess the need for the valuation allowance.

     New Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS
130) and Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information" (SFAS 131). SFAS 130 established rules for reporting and displaying comprehensive income. SFAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during fiscal 1998. The adoption of SFAS 130 or SFAS 131 did not have a material impact on the Company's results of operations, cash flows or financial position in the three month and six month periods ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments totaled $209.6 million at June 30, 1998 and represented 75% of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper. At June 30, 1998, the Company had $100.8 million of long-term obligations and stockholders' equity was approximately $128.5 million.

     Net cash provided from operating activities was $23.2 and $2.5 million in the six months ended June 30, 1998 and 1997, respectively. For the six months ended June 30, 1998 and 1997 cash provided by operating activities resulted primarily from net income and increases in accounts payable, accrued liabilities and deferred revenue balances. These sources of cash were offset somewhat by uses of cash in connection with an increase in balances of accounts receivable and prepaid expenses.

     The Company's investing activities used cash of $20.5 million in the six months ended June 30, 1998 primarily due to the net increase in short-term investments of $9.2 million and capital expenditures of $10.0 million. In addition the Company used $1.3 million of cash for the purchase of Windward in May 1998. The Company's investing activities provided cash of $1.5 million in the six months ended June 30, 1997 primarily due to the reduction of net short-term investments of $4.8 million, partially offset by capital expenditures of $3.4 million.

     Financing activities provided cash of $6.9 million in the six months ended June 30, 1998, arising primarily from the issuance of common stock under the Company's employee stock plans. In the six months ended June 30, 1997, financing activities provided cash of $1.6 million, which was also primarily due to the issuance of stock under the Company's employee stock plans, partially offset by the payments of notes payable.

     In October 1997, the Company issued $100.0 million of 5.25% Convertible Subordinated Notes due 2004 (the "Notes"), for which the Company received net proceeds of $97.5 million. The Notes provide for semi-annual interest payments each May 1 and November 1, commencing on May 1, 1998. The Notes are convertible into shares of the Company's Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $43.00 per share, subject to adjustment in certain events. On or after November 5, 2002, the Notes will be redeemable over the period of time until maturity at the option of the Company at declining premiums to par. The debt issuance costs are being amortized over the term of the Notes using the interest method. During the quarter the Company paid interest of $2.9 million associated with this debt.

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

     Fluctuating Operating Results. The Company's operating results have fluctuated in the past, and may fluctuate significantly in the future depending on a number of factors. Factors that have resulted in fluctuations in operating results include: (i) the timing and level of sales by the Company's OEM licensees of computer systems incorporating the Company's storage management products; (ii) a significant increase in dependence upon non-OEM distribution channels, which tend to be more unpredictable than OEM channels; (iii) timing of revenue recognition related to source code license fees; (iv) achievement of porting milestones; (v) expenditures related to investment in new products and distribution channels, including the hiring of additional selling and marketing personnel and outlay of promotional expenses; and (vi) the timing and extent of sales and marketing organizations within OEM customers and resellers becoming familiar with and endorsing the Company's products for resale.

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

     Management of Growth; Dependence on Key Personnel. The Company significantly increased in size as a result of the Merger, has continued to grow since that time and expects to continue to experience periods of significant growth in the future. The Company's agreements with key OEMs such as Sun Microsystems, HP and Microsoft require the hiring of additional engineering, sales and support personnel, and the commitment of significant staffing for the performance of the Company's obligations under such agreements. Such growth is likely to strain the Company's management control systems and resources (including decision support, accounting, e-mail and management information systems). With future growth, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures, to expand, train and manage its employee work force and to secure additional facilities when and if needed. There can be no assurance that the Company will be able to manage such growth effectively. Any failure to do so could have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially and adversely affected. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of other existing personnel, which could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The Company's strategic relationships with HP, Sun Microsystems and Microsoft reflect a strategy for OEM product distribution involving the bundling by OEMs of certain functional subsets or "lite" versions of the Company's products with OEM computer systems or operating systems, cooperative direct selling of full versions of such products by the Company and the OEMs, and the direct sale by the Company of added value products to the OEM installed base of customers. There can be no assurance that the Company will be able to deliver its products to such OEMs in a timely manner despite the dedication of significant engineering and other resources to the development of such products. Any such failure could result in the Company having expended significant resources with little or no return on its investment, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that this distribution strategy will achieve the desired propagation of the Company's technology in the market place, or result in sufficient revenues to the OEMs to induce them to actively market the Company's products to their customers. This could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the simultaneous sales efforts of such OEMs and the Company will not create certain channel conflicts. Furthermore, failure of the Company to timely develop and achieve market acceptance of new products for sale to the OEM installed customer base could lead to a significant loss of potential revenue to the Company.

     In connection with the Company's agreement with Microsoft, there can be no assurance that Microsoft will use the Company's products in any future version of Windows NT, or that the Company will realize any expected benefits even if such products are used in any future version of Windows NT. If the Company's products are not available in a timely fashion, if Microsoft does not use these products in Windows NT, or if the Company does not receive any benefits for the use of its products in Windows NT, the Company's business, operating results and financial condition could be materially adversely affected. If the release by Microsoft of Windows NT 5.0 is significantly delayed, and/or the rate of adoption of Windows NT 5.0 by users is slow, the Company will not be in a position to market add-on products to the Windows NT installed customer base, thereby resulting in possible delays in, or loss of, revenue to the Company. Moreover, the Company would have lost certain opportunities as a result of the diversion of resources to this agreement. Under this agreement, Microsoft is also permitted to develop enhancements to and derivative products from the Company's products that are embedded in certain Windows NT releases, and would retain ownership of any such enhancements or derivative products. There can be no assurance that Microsoft will not develop any such enhancements or derivative products and, as a result, compete with the Company in this area.

     In recent years, the Company has made significant investments in the establishment of other distribution channels. Efforts by the Company in this area include: (i) the introduction of shrink wrap packages of certain VERITAS storage management software products for multiple platforms; (ii) the distribution of end-user products for the Sun Microsystems' Solaris operating system; (iii) the acquisition of Tidalwave Technologies, Inc. ("Tidalwave") in April 1995, as a result of which the Company began distributing the VERITAS FirstWatch end-user products; (iv) the Merger with OpenVision that provided the Company an established and significant direct sales channel and (v) the appointment of the Company as a reseller for certain products from Telebackup Systems Inc. and St. Bernard Software.

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

     Past and Future Acquisitions. The Company has made several acquisitions in the past, including the Merger with OpenVision and the acquisition of Windward. Acquisitions of companies, divisions of companies or products entail numerous risks, including difficulty in successfully integrating and assimilating acquired operations, diversion of management's attention and loss of key employees of acquired companies. Difficulties can arise with respect to the integration of product offerings and employees of acquired companies, including conflicts that may arise with respect to distribution strategies, coordination of geographically separated organizations, differences in corporate culture and integration of personnel with disparate business backgrounds. The integration and assimilation process can cause an interruption of, or a loss of momentum in, the activities of the Company's business. Failure to accomplish the effective integration of the Company's operations with those of an acquired company could adversely affect the revenues and operating results of the Company. In the past three years, the Company has made four acquisitions and two divestitures of product lines; the Company may make additional acquisitions or effect additional divestitures in the future. Products acquired by the Company in the past have required significant additional development, such as restructuring software code to support larger scale environments, porting products to additional operating system platforms, regression testing and improving network and device support, before they could be marketed and some failed to generate revenue for the Company. No assurance can be given that the Company will not incur similar problems in future acquisitions. Any such problems could have a material adverse effect on the Company's business, operating results and financial condition. In addition, future acquisitions by the Company may result in dilutive issuance of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

     Increasing Product Concentration; Dependence on Growth of Storage Management Software Market. A substantial majority of the Company's revenues have been, and in future periods will be, derived from storage management products. Storage management products accounted for 94% and 88% of the Company's license revenue in the three months ended June 30, 1998 and 1997, and 94% and 89% for the six months ended June 30, 1998 and 1997, respectively. The Company expects that storage management products will continue to account for a substantial majority of the Company's revenues in future periods as a result of its strategic decision to devote greater financial and other resources to selling, servicing and supporting its storage management products. The allocation of greater levels of sales, service and support resources to such products could adversely affect the Company's ability to continue enhancing and supporting its other product lines. Any failure by the Company to enhance and support its other product lines could result in adverse customer reactions and the loss of an existing revenue base, and could have a material adverse effect on the Company's business, operating results and financial condition.

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

     The process of porting existing products and product enhancements to, and developing new products for, new operating systems requires substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to which the products are being ported or developed. For example, the added focus on porting and development work for the Windows NT market has required, and will require, the Company to hire additional personnel with expertise in the Windows NT environment and to devote its engineering resources to these projects. The diversion of engineering personnel to this area may cause delays in other product development efforts of the Company. Furthermore, operating system owners have no obligation to assist in these porting or development efforts, and may instead choose to enter into agreements with other third-party software developers or internally develop their own products. In particular, the failure to receive a source code license to certain portions of the operating system, either from the operating system owner or a licensee thereof, would prevent the Company from porting its products to or developing products for such operating system. There can be no assurance that the Company's current or future porting efforts will be successful or, even if successful, that the operating system to which the Company elects to port, or for which it elects to develop products, will achieve or maintain market acceptance. The failure of the Company to port its products to new operating systems or to select those operating systems that achieve and maintain market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's agreement with Microsoft requires the Company to develop a functional subset of the VERITAS Volume Manager product to be ported to and embedded in Windows NT. The agreement also requires the Company to develop a disk management graphical user interface designed specifically for Windows NT. Microsoft is obligated to fund a significant portion of the development expenses for this product. The Company is currently recognizing revenue under the development contract with Microsoft on a percentage of completion basis consistent with its policy for revenue recognition for other similar agreements. The payment terms in the Microsoft agreement do not directly correlate to the timing of development efforts and therefore revenue of $1.0 million has been recognized in advance of contract billings as of June 30, 1998. The failure of the Company to complete the product in sufficient time for inclusion in Windows NT 5.0 may result in a significant delay of the product being embedded in Windows NT, and could ultimately result in Microsoft electing to omit the Company's product from Windows NT altogether, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Microsoft relationship will require the Company's marketing and sales departments to deal in higher volume markets and will require the Company to service the growing needs of the Windows NT channel and customer base. The Company's experience in these higher volume markets is limited.

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

     The Company derives a significant amount of revenue from products licensed pursuant to "shrink wrap" licenses that are not signed by licensees and, therefore, may be unenforceable under the laws of certain jurisdictions. The Company's products are generally used to manage data critical to organizations, and, as a result, the sale and support of products by the Company may entail the risk of product liability claims. Although the Company maintains errors and omissions product liability insurance, such insurance may not adequately compensate the Company for losses relating to such claims and a successful liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

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

     Risks Associated With International Operations. International revenue (from sales outside the United States and Canada) accounted for 21% of the Company's total revenues for the three and six month periods ended June 30, 1998 and 21% and 22% for the three and six month periods ending June 30, 1997. The Company believes that its future success depends upon continued expansion of its international operations. The Company currently has sales and service offices in the United States, Canada, Japan, the United Kingdom, Germany, France, Sweden and the Netherlands and has a product development group in India. The Company also has resellers in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require the Company to establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect the Company's operating margins. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products.

     As of June 30, 1998, the Company had 46 engineers employed by its subsidiary located in Pune, India, who perform certain product development work. These international operations subject the Company to a number of risks inherent in developing products outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection. Furthermore, if the Company were required to discontinue its product development efforts in India, it would incur significantly higher operating expenses as a result of having to perform such development work in the United States.

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

     Year 2000 Compliance. The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. Systems that do not properly recognize date sensitive information when the year changes to 2000 could generate erroneous data or cause a system to fail. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance. The Company has tested its existing products and believes that it has identified, corrected and reprogrammed them to be Year 2000 compliant, and new products are being designed to be Year 2000 compliant. Although the Company's products have undergone, or will undergo, the Company's normal quality testing procedures, there can, however, be no assurance that the Company's products will contain all necessary date code changes. Furthermore, use of the Company's products in connection with other products which are not Year 2000 compliant, including non-compliant hardware, software and firmware, may result in the inaccurate exchange of date data resulting in performance issues or system failure. Any failure of the Company's products to perform, including system malfunctions due to the onset of the calendar year 2000, could result in claims against the Company, which could have a material adverse effect on the Company's business, financial condition or results of operations. Moreover, the Company's customers could choose to convert to other calendar year 2000 compliant products or to develop their own products in order to avoid such malfunctions, which could have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company believes that purchasing patterns of customers and potential customers of the Company may be affected by Year 2000 compliance issues as organizations expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds being available to such entities for other information technology purchases such as those products offered by the Company. Any such deferral of purchases by the Company's customers or potential customers could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Significant Leverage; Debt Service. In connection with the sale of 5.25% Convertible Subordinated Notes due 2004 (the "Notes"), the Company incurred $100 million aggregate principal amount of indebtedness which resulted in a ratio of long-term debt to total capitalization at June 30, 1998 of approximately 44.0%. As a result of this additional indebtedness, the Company's principal and interest payment obligations will increase substantially. The degree to which the Company will be leveraged could materially and adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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

                           PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     At the Company's Annual Meeting of Shareholders held on April 23, 1998 (the "Annual Meeting"), the following individuals were elected to the Board of
Directors:

                                             VOTES IN FAVOR   VOTES WITHHELD
                                             --------------   --------------
Mark Leslie................................    27,326,643          53,735
Joeseph Rizzi..............................    27,315,695          64,683
Geoffrey W. Squire.........................    27,315,295          65,083
William H. Janeway.........................    27,315,695          64,683
Fred van den Bosch.........................    27,328,143          52,235
Steven Brooks..............................    27,328,143          52,235
Roel Pieper................................    21,081,087       6,299,291

     The following proposal was also approved at the Company's Annual Meeting:

                                                        AFFIRMATIVE   NEGATIVE                  BROKER
                                                           VOTES       VOTES     ABSTENTIONS   NON-VOTES
                                                        -----------   --------   -----------   ---------
1. Ratification of the appointment of Ernst & Young
   LLP as auditors for the fiscal year ending December
   31, 1998...........................................  27,373,167     3,949        3,262          0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

     The following exhibit is filed herewith:

EXHIBIT
NUMBER                           DESCRIPTION
-------                          -----------
27.1     Financial Data Schedule (EDGAR only)

(b) REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 1998.

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

                               INDEX TO EXHIBITS


Exhibit
Number                            Description
-------                           -----------

27.1            Financial Data Schedule