Form 10-Q
period 1998-09-30
VERITAS SOFTWARE CORP
filed 1998-11-16
CIK 867666

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q
                            ------------------------

(MARK ONE)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934.

         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .

                        COMMISSION FILE NUMBER: 0-22712

                          VERITAS SOFTWARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      94-2823068
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

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     The number of shares of the Registrant's Common Stock outstanding as of October 30, 1998 was 47,511,402 shares.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          VERITAS SOFTWARE CORPORATION

                                     INDEX

                         PART I: FINANCIAL INFORMATION

                                                                       PAGE NO.
                                                                       --------
Item 1.  Condensed Consolidated Financial Statements
         Condensed Consolidated Balance Sheets as of September 30,
         1998 and December 31, 1997..................................      3
         Condensed Consolidated Statements of Operations for the
         Three Months and Nine Months Ended September 30, 1998 and
         1997........................................................      4
         Condensed Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1998 and 1997....................      5
         Notes to Condensed Consolidated Financial Statements........      6
Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition..........................      9
                          PART II: OTHER INFORMATION
Item 3.  Exhibits and Reports on Form 8-K............................     30
SIGNATURE............................................................     31

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          VERITAS SOFTWARE CORPORATION

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents.................................    $ 76,689         $ 75,629
  Short-term investments....................................     155,310          115,131
  Accounts receivable, net of allowance for doubtful
     accounts of $2,090 at September 30, 1998 and $1,597 at
     December 31, 1997......................................      41,587           30,296
  Prepaid expenses..........................................       7,171            4,298
                                                                --------         --------
Total current assets........................................     280,757          225,354
Property and equipment, net.................................      20,969           10,109
Other assets................................................       6,567            6,417
                                                                --------         --------
          Total assets......................................    $308,293         $241,880
                                                                ========         ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  3,368         $  1,552
  Accrued compensation and benefits.........................       8,442            6,595
  Other accrued liabilities.................................      19,660           11,180
  Deferred revenue..........................................      30,349           17,449
                                                                --------         --------
          Total current liabilities.........................      61,819           36,776
Deferred rent...............................................         805              911
Convertible subordinated notes..............................     100,000          100,000
Stockholders' equity
  Common stock..............................................     197,111          185,887
  Accumulated deficit.......................................     (50,877)         (81,064)
  Deferred compensation.....................................         (40)             (64)
  Accumulated other comprehensive income....................        (525)            (566)
                                                                --------         --------
          Total stockholders' equity........................     145,669          104,193
                                                                --------         --------
          Total liabilities and stockholders' equity........    $308,293         $241,880
                                                                ========         ========

                            See accompanying notes.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     ------------------    -------------------
                                                      1998       1997        1998       1997
                                                     -------    -------    --------    -------
Net revenue:
  User license fees................................  $45,807    $24,027    $114,833    $67,719
  Services.........................................   10,302      5,612      27,030     13,648
  Porting..........................................      436      1,182       1,877      3,998
                                                     -------    -------    --------    -------
          Total net revenue........................   56,545     30,821     143,740     85,365
Cost of revenue:
  User license fees................................    2,516      1,142       7,612      2,819
  Services.........................................    4,853      2,074      12,425      4,904
  Porting..........................................      474      1,163       2,194      2,770
                                                     -------    -------    --------    -------
          Total cost of revenue....................    7,843      4,379      22,231     10,493
                                                     -------    -------    --------    -------
Gross profit.......................................   48,702     26,442     121,509     74,872
Operating expenses:
  Selling and marketing............................   20,406     10,711      50,415     30,328
  Research and development.........................   10,859      6,430      27,356     18,736
  General and administrative.......................    2,663      1,889       7,075      6,104
  Merger related costs.............................       --         --          --      8,490
  In-process research and development..............       --         --       2,250         --
                                                     -------    -------    --------    -------
          Total operating expenses.................   33,928     19,030      87,096     63,658
                                                     -------    -------    --------    -------
Income from operations.............................   14,774      7,412      34,413     11,214
Interest and other income, net.....................    3,001        907       8,552      2,581
Interest expense...................................   (1,420)        (4)     (4,268)        (9)
                                                     -------    -------    --------    -------
Income before income taxes.........................   16,355      8,315      38,697     13,786
Provision for income taxes.........................    3,762      1,579       8,508      3,315
                                                     -------    -------    --------    -------
Net income.........................................  $12,593    $ 6,736    $ 30,189    $10,471
                                                     =======    =======    ========    =======
Net income per share -- basic......................  $  0.27    $  0.15    $   0.64    $  0.23
                                                     =======    =======    ========    =======
Net income per share -- diluted....................  $  0.24    $  0.13    $   0.59    $  0.21
                                                     =======    =======    ========    =======
Shares used in per share calculations -- basic.....   47,229     45,745      46,847     45,486
                                                     =======    =======    ========    =======
Shares used in per share calculations -- diluted...   52,326     50,152      51,550     49,190
                                                     =======    =======    ========    =======

All share and per share data applicable to prior periods has been restated to give retroactive effect to a 3-for-2 stock split effected on May 20, 1998.

                            See accompanying notes.

                          VERITAS SOFTWARE CORPORATION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
OPERATING ACTIVITIES
Net income..................................................  $  30,189    $ 10,471
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      4,418       2,648
  Amortization of bond issuance costs.......................        321          --
  Deferred rent.............................................       (105)         --
  In-process research and development.......................      2,250          --
  Non-cash merger related costs.............................         --       1,218
Changes in operating assets and liabilities:
  Accounts receivable.......................................    (10,992)    (14,919)
  Prepaid expenses..........................................     (2,931)     (1,105)
  Other assets..............................................       (455)        364
  Accounts payable..........................................      1,866          91
  Accrued compensation and benefits.........................      1,758       2,178
  Other accrued liabilities.................................      7,472       3,133
  Deferred revenue..........................................     12,842       5,594
                                                              ---------    --------
       Net cash provided by operating activities............     46,633       9,673
INVESTING ACTIVITIES
Purchases of short-term investments.........................   (245,729)    (70,051)
Sales of short-term investments.............................    205,634      63,050
Purchase of property and equipment..........................    (15,440)     (5,091)
Payments received on note...................................         --         187
Purchase of Windward Technologies, Inc......................     (1,250)         --
                                                              ---------    --------
       Net cash used for investing activities...............    (56,785)    (11,905)
FINANCING ACTIVITIES
Payments of notes payable...................................         --        (612)
Payments on notes receivable from stockholders..............         --         282
Proceeds from issuance of common stock......................     11,226       4,204
                                                              ---------    --------
       Net cash provided by financing activities............     11,226       3,874
Effect of exchange rate changes.............................        (14)       (215)
                                                              ---------    --------
       Net increase in cash and cash equivalents............      1,060       1,427
Cash and cash equivalents at beginning of period............     75,629      17,411
                                                              ---------    --------
Cash and cash equivalents at end of period..................  $  76,689    $ 18,838
                                                              =========    ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest......................................  $   2,917    $     --
Cash paid for taxes.........................................  $   4,441    $  2,143

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

     VERITAS Software Corporation, a Delaware corporation ("VERITAS" or the "Company") acquired OpenVision Technologies, Inc. ("OpenVision") on April 25, 1997 (the "OpenVision Merger"). The OpenVision Merger was accounted for as a pooling of interests for financial reporting purposes in accordance with generally accepted accounting principles. The Company's consolidated financial statements for prior periods have been restated to include the financial position, results of operations and cash flows of OpenVision.

 2. STOCK SPLIT

     All share and per share data applicable to prior periods has been restated to give retroactive effect to a 3-for-2 stock split effected on May 20, 1998.

 3. USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

 4. NET INCOME PER SHARE

     Basic earnings per share is based upon weighted-average common shares outstanding. Diluted earnings per share is computed using the weighted-average common shares outstanding plus any potential dilutive securities. Dilutive securities of the Company include stock options and convertible debt. The following table sets forth the computation of basic and diluted net income per common share:

                                                      THREE MONTHS ENDED    NINE MONTHS ENDED
                                                        SEPTEMBER 30,         SEPTEMBER 30,
                                                      ------------------    ------------------
                                                       1998       1997       1998       1997
                                                      -------    -------    -------    -------
Numerator:
  Net income........................................  $12,593    $ 6,736    $30,189    $10,471
                                                      =======    =======    =======    =======
Denominator:
  Denominator for basic net income per
     share -- weighted-average shares...............   47,229     45,745     46,847     45,486
  Common stock equivalents..........................    5,097      4,407      4,703      3,704
                                                      -------    -------    -------    -------
  Denominator for diluted net income per share......   52,326     50,152     51,550     49,190
                                                      =======    =======    =======    =======
Basic earnings per share............................  $  0.27    $  0.15    $  0.64    $  0.23
                                                      =======    =======    =======    =======
Diluted earnings per share..........................  $  0.24    $  0.13    $  0.59    $  0.21
                                                      =======    =======    =======    =======

                          VERITAS SOFTWARE CORPORATION

                                   Unaudited

 5. ACCUMULATED OTHER COMPREHENSIVE INCOME

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

     The following are the components of comprehensive income:

                                                         THREE MONTHS          NINE MONTHS
                                                             ENDED                ENDED
                                                         SEPTEMBER 30,        SEPTEMBER 30,
                                                       -----------------    ------------------
                                                        1998       1997      1998       1997
                                                       -------    ------    -------    -------
Net income...........................................  $12,593    $6,736    $30,189    $10,471
Foreign currency translation adjustments.............      190       (85)        41       (204)
                                                       -------    ------    -------    -------
Comprehensive income.................................  $12,783    $6,651    $30,230    $10,267
                                                       =======    ======    =======    =======

 6. ACQUISITION OF WINDWARD TECHNOLOGIES, INC.

     On May 15, 1998, the Company acquired all of the outstanding stock of Windward Technologies, Inc. ("Windward"), a company that develops failure prediction software, for a total cost of $2.5 million. The transaction was accounted for using purchase accounting. Of the total cost, $2.3 million was allocated to in-process research and development and was expensed in the second quarter of 1998 and $0.2 million was allocated to acquired intangibles, which will be amortized over a five year period. Total cash outflows related to this purchase through September 30, 1998, were $1.3 million. The Company has agreed to pay the sole shareholder of Windward certain earn-out payments of up to an aggregate of $1.2 million over the next two years subject to satisfaction of certain conditions and has further agreed to pay such shareholder a royalty on certain future product revenue derived from the products acquired over a five year period, up to a maximum of $2.5 million. The Consolidated Statements of Operations include the results of operations of Windward subsequent to the acquisition date. For the three months and nine months ended September 30, 1998 and 1997 the results of operations of Windward were not material to the Company.

 7. SUBSEQUENT EVENTS

     On October 5, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Plan") pursuant to which the Company will acquire the network and storage management group ("NSMG") business of Seagate Software, Inc. ("SSI"), a subsidiary of Seagate Technology, Inc. ("STI"). In connection with the acquisition of the NSMG business, the Company will become a subsidiary of a newly-formed Delaware corporation ("Newco"), stockholders of the Company will convert their shares of Company common stock, and securities convertible into or exchangeable for such common stock, into common stock or equivalent rights to acquire common stock of Newco on a 1-for-1 basis. Security holders of the Company will acquire approximately 60% of the fully-diluted equity of Newco. SSI and certain holders of options to purchase common stock of SSI will acquire common stock and rights to acquire common stock of Newco representing approximately 40% of its fully-diluted equity securities. The transaction is expected to be completed in February 1999, subject to the approval of the VERITAS and SSI stockholders, and other regulatory approvals.

     On September 1, 1998, VERITAS entered into a Combination Agreement to acquire TeleBackup Systems Inc., a Canadian corporation ("TeleBackup"). As a result of the Combination Agreement,

                          VERITAS SOFTWARE CORPORATION

                                   UNAUDITED

TeleBackup will become a wholly-owned subsidiary of the Company in exchange for the issuance, to the holders of TeleBackup common shares and TeleBackup options, of between 1,555,000 and 1,900,000 shares of Newco's common stock depending upon the trading price of the VERITAS common stock on the Nasdaq National Market prior to the closing of the transaction. The proposed acquisition is structured to qualify as a tax-free stock transaction in Canada. The transaction is expected to close in February 1999, subject to regulatory and stockholder approval and other customary closing conditions.

     If the NSMG acquisition is not consummated, the TeleBackup acquisition will be accounted for by VERITAS using the pooling of interests method of accounting. If the NSMG acquisition is consummated, the TeleBackup Combination Agreement will need to be amended such that the TeleBackup acquisition will be accounted for under the purchase method of accounting. The acquisition of the NSMG business will be accounted for as a purchase transaction. Following consummation of the NSMG and TeleBackup transactions, the Company expects to incur a charge of approximately $136.0 million per fiscal quarter under the purchase method of accounting. These charges are primarily related to the amortization of goodwill and other intangible assets over a four-year period. The Company also expects to incur charges to operations for a one-time write-off related to in-process research and development costs in the fiscal quarter in which these transactions are consummated. These charges are currently estimated to be approximately $103.4 million. In addition, as a result of the NSMG acquisition, the Company expects to incur a restructuring charge in the same fiscal quarter that these transactions are consummated. This one-time restructuring charge relates primarily to exit costs with respect to duplicate facilities of VERITAS, which the Company plans to vacate. The Company has not yet been able to reasonably estimate this restructuring charge. Such costs are in addition to the liability for the estimated costs to vacate facilities of NSMG, which will become duplicative upon the closing of the NSMG transaction, which liability will be assumed by VERITAS and included as a part of the purchase price.

     On October 4, 1998, the Board of Directors of VERITAS adopted a Stockholder Rights Plan, declaring a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, par value $0.001 per share, of VERITAS. Each Right entitles the registered holder to purchase from VERITAS one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of VERITAS.

 8. RECLASSIFICATIONS

     Certain amounts in the 1997 Condensed Consolidated Financial Statements have been reclassified to conform to the 1998 presentation.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and
Section 27A of the Securities Act of 1933, as amended, that involve risks and uncertainties. Such forward-looking statements consist of statements that are not purely historical, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statement. There are certain important factors that could cause actual results to differ materially from those projected in the forward-looking statements contained in the following discussion. Among such important factors are: (i) the timing and level of sales by original equipment manufacturers ("OEMs") of computer systems incorporating the Company's products and resales by OEMs of the Company's products; (ii) the Company's timely development and market acceptance of new products and the impact of competitive products and pricing; (iii) the internal development by OEMs of their own data storage management solutions for incorporation in their computer systems in replacement of the Company's products; (iv) the unpredictability of the timing and level of sales to resellers and direct end-users; (v) the timely creation and market acceptance of versions of the Company's products for the Microsoft Windows NT operating system ("Windows NT");
(vi) the timing of the release by Microsoft of the next version of Windows NT ("Windows NT 5.0") and the rate of adoption of Windows NT 5.0 by users; (vii) the impact of Windows NT and other operating systems on the UNIX market upon which the Company's current products are dependent; (viii) the uncertainties associated with conducting business in India, where a subsidiary of the Company is engaged in research and development activities, including the risks of adverse changes in local regulations and/or imposition of government controls and political and economic instability; (ix) the Company's ability to hire, train and retain research and development, marketing and sales personnel with appropriate skills in a highly competitive labor market; (x) the Company's ability to deliver products that are Year 2000 compliant; (xi) the degree to which customers and potential customers of the Company direct resources to their own Year 2000 compliance issues, or otherwise defer purchases of enterprise products and services as a result of Year 2000 compliance concerns; and (xii) such risks and uncertainties as are detailed from time to time in the Company's SEC reports and filings, including its Annual Report on Form 10-K for the year ended December 31, 1997.

     The Company's proposal to acquire the Network & Storage Management Group ("NSMG") business of SSI subjects the Company to further risks and uncertainties, including (i) the potential disruption of the Company's business that might result from employee and customer uncertainty, or lack of management focus, following the acquisition, in connection with integrating the operations of the Company and the NSMG business; (ii) product integration risks due to overlapping products and technologies; (iii) the possibility that the acquisition might not be consummated; (iv) the effects of the acquisition on the Company's stock price, its sales and operating results, its ability to attract and retain key management, marketing and technical personnel, and the progress of certain of its development projects; (v) the risk that the announcement of the NSMG acquisition could result in decisions by customers to defer purchases of products of the Company or of the NSMG business; (vi) the substantial charges to be incurred due to the acquisition, primarily in the first and second quarters of 1999 if the acquisition is consummated in February 1999; (vii) the risk that redundancy in staffing and infrastructure could reduce efficiency and increase costs; (viii) the difficulties of managing geographically dispersed operations and the risk that employees of the NSMG business may not stay with the combined company; and (ix) the risk that the other benefits sought to be achieved by the acquisition will not be achieved.

RESULTS OF OPERATIONS

OVERVIEW

     VERITAS Software Corporation ("VERITAS" or the "Company") is the leading independent supplier of enterprise data storage management solutions, providing advanced storage management software for open system environments. The Company's products provide performance improvement and reliability enhance-ment features that are critical for many commercial applications. These products enable protection against data loss and file corruption, rapid recovery after disk or system failure, the ability to process large files efficiently and the ability to manage and back-up large networks of systems without interrupting users. In addition, the Company's products provide an automated failover between computer systems organized in clusters sharing disk resources. The Company's highly scalable products can be used independently, and certain products can be combined to provide interoperable client/server storage management solutions. The Company's products offer centralized administration with a high degree of automation, enabling customers to manage complex, distributed environments cost-effectively by increasing system administrator productivity and system availability. The Company also provides a comprehensive range of services to assist customers in planning and implementing storage management solutions. The Company markets its products and associated services to OEM and end-user customers through a combination of direct and indirect sales channels (resellers, value-added resellers ("VARs"), hardware distributors, application software vendors and systems integrators). The Company's OEM customers include Compaq Computer Corporation, Hewlett-Packard Company, Sun Microsystems, Inc., Microsoft Corporation, Dell Computer, and Sequent Computer Systems, Inc. The Company's end-user customers include AT&T Corporation, Lucent Technologies, Inc., BankAmerica Corporation, Morgan Stanley Dean Witter & Co., BMW, The Boeing Company, British Telecommunications plc, Chrysler Corporation and Motorola, Inc.

     The Company derives its net revenue from user license fees, service fees and porting fees. The Company's OEM customers either bundle the Company's products with the OEM products licensed by such OEMs or offer them as options. Certain OEMs also resell the Company's products. The Company generally receives a one-time source license fee upon entering into a license agreement with an OEM, as well as a user license fee each time the OEM licenses a copy of the OEM products to a customer that incorporates one or more of the Company's products. The Company's license agreements with its OEM customers generally contain no minimum sales requirements and there can be no assurance that any OEM will either commence or continue shipping operating systems incorporating the Company's products in the future. Moreover, following the execution of new agreements between the Company and OEM customers and resellers, a significant period of time may elapse before any revenues to the Company are generated thereunder due to the development work which the Company must generally undertake under such agreements and the time needed for the sales and marketing organizations within such customers and distributors to become familiar with and gain confidence in the Company's products.

     The Company's services revenue consists of fees derived from annual maintenance agreements, and from consulting and training services. The OEM maintenance agreements covering VERITAS products provide for technical and emergency support and minor product upgrades for a fixed annual fee. The maintenance agreements covering products that are licensed through non-OEM channels provide for technical support and product upgrades for an annual service fee based on the number of user licenses purchased and the level of service subscribed.

     Porting fees consist of fees derived from porting and other non-recurring engineering efforts when the Company ports (i.e., adapts) its storage management products to an OEM's operating system and when the Company develops certain new product features or extensions of existing product features at the request of a customer. In most cases, the Company retains the rights to technology derived from porting and non-recurring engineering work for licensing to other customers and therefore generally does such work on a relatively low, and sometimes negative, margin.

     The Company's international sales are generated primarily through its international sales subsidiaries. International revenue outside the United States and Canada, most of which is collectible in foreign currencies, accounted for 21% and 20% of the Company's total revenues for the nine months ended September 30, 1998 and 1997, respectively. The Company's international revenue increased 81% from $16.9 million for the nine months ended September 30, 1997 to $30.6 million for the nine months ended September 30, 1998. Since much of the Company's international operating expenses are also incurred in local currencies, the relative impact of exchange rates on net income or loss is relatively less than the impact on revenues. Although the Company's operating and pricing strategies take into account changes in exchange rates over time, the Company's operating results may be significantly affected in the short term by fluctuations in foreign currency exchange rates. The Company's international subsidiaries purchase licenses from the parent company resulting in intercompany receivables and payables. These receivables and payables are carried on each company's books at the historical local currency that existed at the time of the transaction. Such receivables and payables are eliminated for financial statement reporting purposes. Prior to elimination, the amounts carried in foreign currencies are converted to U.S. Dollars at the then current rate ("marked to market"). The marked to market process may give rise to currency gains and losses. Such gains or losses are recognized on the Company's statement of operations as a component of other income, net. To date, any such gain or loss has not been material.

     The Company believes that its success depends upon continued expansion of its international operations. The Company currently has sales and service offices in the United States, Canada, Japan, the United Kingdom, Germany, France, Sweden and the Netherlands, a development center in India, and resellers located in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require the Company to establish additional foreign offices, hire additional personnel and recruit additional international resellers, resulting in the diversion of significant management attention and the expenditure of financial resources. To the extent that the Company is unable to effect these additions efficiently, growth in international sales will be limited, which would have a material adverse effect on the Company's business, operating results and financial condition. International operations also subject the Company to a number of risks inherent in developing and selling products outside the United States, including potential loss of developed technology, limited protection of intellectual property rights, imposition of government regulation, imposition of export duties and restrictions, cultural differences in the conduct of business, and political and economic instability. Furthermore, certain global markets, including Asia, Russia and Latin America, are currently undergoing significant economic turmoil which could result in deferral of purchase of information technology products and services by potential customers located in such markets, thereby further limiting the Company's ability to expand international operations.

     The Company merged with OpenVision on April 25, 1997. The OpenVision merger was accounted for as a "pooling of interests" for financial reporting purposes in accordance with generally accepted accounting principles. The Company's consolidated financial statements for prior periods have been restated to include the financial position, results of operations and cash flows of OpenVision. Accordingly, the following discussion reflects the combined results of the Company and OpenVision for all periods covered.

     On May 15, 1998 the Company acquired all of the outstanding stock of Windward Technologies, Inc. ("Windward"), a company that develops failure prediction software, for a total cost of $2.5 million. The transaction was accounted for using purchase accounting. The Consolidated Statements of Operations include the results of operations of Windward subsequent to the acquisition date. For the three months and nine months ended September 30, 1998 and 1997 the results of operations of Windward were not material to the Company.

     On September 1, 1998, VERITAS entered into a Combination Agreement to acquire TeleBackup, a Canadian corporation. As a result of the Combination Agreement, TeleBackup will become a wholly-owned subsidiary of the Company. The TeleBackup acquisition has been structured to qualify as a tax-free transaction for the TeleBackup shareholders. In this regard, a reorganization of capital of TeleBackup will be effected pursuant to which the TeleBackup shareholders will exchange each of their TeleBackup common shares for a fraction of a newly created exchangeable share calculated by application of the exchange ratio set forth in the Combination Agreement. The exchangeable shares will be exchangeable for an equivalent number of shares of the Company's common stock and options to purchase TeleBackup common shares will be converted into options to purchase a number of shares of VERITAS common stock determined by application of the exchange ratio. The TeleBackup security holders will receive at least 1,555,000 shares but no more than 1,900,000 shares of the Company's common stock in the transaction, with the exchange ratio being subject to adjustment within the aforementioned range based upon the trading price of the Company's common stock prior to the closing of the transaction. If the Seagate Transaction is consummated, the obligation to issue shares in connection with the TeleBackup acquisition will be assumed by a newly formed holding company (described below). The transaction is expected to close in February 1999, subject to regulatory and stockholder approval and other customary closing conditions.

     On October 5, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Plan") with VERITAS Holding Corporation, a Delaware corporation ("Newco"), Seagate Technology, Inc., a Delaware corporation ("STI"), Seagate Software, Inc., a Delaware corporation and majority-owned subsidiary of STI ("SSI") and Seagate Software Network & Storage Management Group, Inc., a Delaware corporation and wholly owned subsidiary of SSI, which provides for (i) the merger of a wholly owned subsidiary of Newco with and into VERITAS and the assumption and conversion of all outstanding VERITAS securities, on a share for share basis, into Newco securities having identical rights, preferences and privileges, including convertible debentures of VERITAS which will become convertible into Common Stock of Newco on the same basis as they are currently convertible into VERITAS Common Stock (the "Merger"), and (ii) the contribution by SSI, STI and certain of their subsidiaries to Newco of (a) the outstanding stock of Seagate Software Network & Storage Management Group, Inc. and certain other subsidiaries of SSI and STI, and (b) those assets used primarily in the Network & Storage Management Group ("NSMG") business of SSI, in consideration for the issuance of shares of Common Stock of Newco to SSI and the offer by Newco to grant options to purchase Common Stock of Newco to certain SSI employees who become employees of Newco or its subsidiaries in exchange for cancellation by such employees of their respective options to purchase Common Stock of SSI (the "Seagate Transaction"). As part of the Seagate Transaction, Newco will also assume certain liabilities of the NSMG business.

     Upon consummation of the Seagate Transaction, Newco shall issue a number of shares of Common Stock to SSI equal to approximately 40% of the fully-diluted Common Stock equivalent equity interests in Newco (assuming conversion of all convertible securities, including the VERITAS convertible debentures, and exercise of all assumed options and warrants) less that number of shares of Newco Common Stock issuable upon exercise of Newco options issued to SSI employees in exchange for their outstanding options to purchase shares of SSI Common Stock. Upon consummation of the Merger, the former security holders of VERITAS will be issued Newco securities representing approximately 60% of the fully-diluted Common Stock equivalent equity interests in Newco. The consummation of the Merger and the Seagate Transaction are subject to a number of conditions, including approval by the stockholders of VERITAS and SSI, receipt of regulatory approvals and other customary closing conditions.

     If the NSMG acquisition is not consummated, the TeleBackup acquisition will be accounted for by VERITAS using the pooling of interests method of accounting. If the NSMG acquisition is consummated, the TeleBackup Combination Agreement will need to be amended such that the TeleBackup acquisition will be accounted for under the purchase method of accounting. The acquisition of the NSMG business will be accounted for as a purchase transaction. Following consummation of the NSMG and TeleBackup transactions, the Company expects to incur a charge of approximately $136.0 million per fiscal quarter under the purchase method of accounting. These charges are primarily related to the amortization of goodwill and other intangible assets over a four-year period. The Company also expects to incur charges to operations for a one-time write-off related to in-process research and development costs in the fiscal quarter in which these transactions are consummated. These charges are currently estimated to be approximately $103.4 million. In addition, as a result of the NSMG acquisition, the Company expects to incur a restructuring charge in the same fiscal quarter that these transactions are consummated. This one-time restructuring charge relates primarily to exit costs with respect to duplicate facilities of VERITAS, which the Company plans to vacate. The Company has not yet been able to reasonably estimate this restructuring charge. Such costs are in addition to the liability for the estimated costs to vacate facilities of NSMG, which will become duplicative upon the closing of the NSMG transaction, which liability will be assumed by VERITAS and included as a part of the purchase price.

     The NSMG business is primarily focused on the development, marketing and sale of Windows NT network and storage management software products that enable IT professionals within an enterprise to manage distributed network resources and to secure and protect enterprise data. Such products include features such as system backup, disaster recovery, migration, replication, automated client protection, storage resource management, scheduling, event correlation and desktop management.

     The following table sets forth the percentage of total revenue represented by certain line items from the Company's condensed consolidated statement of operations for the three months ended September 30, 1998 and 1997, respectively, and the percentage change between the comparable periods:

                                                             PERCENTAGE OF        PERIOD-TO-PERIOD
                                                           TOTAL NET REVENUE     PERCENTAGE CHANGE
                                                          -------------------    ------------------
                                                          THREE MONTHS ENDED     THREE MONTHS ENDED
                                                             SEPTEMBER 30,       SEPTEMBER 30, 1998
                                                          -------------------    ------------------
                                                          1998          1997      COMPARED TO 1997
                                                          -----         -----    ------------------
Net revenue:
  User license fees.....................................    81%           78%            91%
  Services..............................................    18            18             84%
  Porting...............................................     1             4            (63)%
                                                           ---           ---
          Total net revenue.............................   100%          100%            83%
                                                           ===           ===
Cost of revenue:
  User license fees.....................................     4%            3%           120%
  Services..............................................     9             7            134%
  Porting...............................................     1             4            (59)%
                                                           ---           ---
          Total cost of revenue.........................    14            14             79%
                                                           ---           ---
Gross profit............................................    86            86             84%
Operating expenses:
  Selling and marketing.................................    36            35             91%
  Research and development..............................    19            21             69%
  General and administrative............................     5             6             41%
                                                           ---           ---
          Total operating expenses......................    60            62             78%
                                                           ---           ---
Income from operations..................................    26            24
Interest and other income, net..........................     5             3
Interest expense........................................    (2)           --
                                                           ---           ---
Income before income taxes..............................    29            27
Provision for income taxes..............................     7             5
                                                           ---           ---
Net income..............................................    22%           22%
                                                           ===           ===
Gross margin:
  User license fees.....................................    95%           95%
  Services..............................................    53%           63%
  Porting...............................................    (9)%           2%

     The following table sets forth the percentage of total revenue represented by certain line items from the Company's condensed consolidated statement of operations for the nine months ended September 30, 1998 and 1997, respectively, and the percentage change between the comparable periods:

                                                            PERCENTAGE OF       PERIOD-TO-PERIOD
                                                          TOTAL NET REVENUE    PERCENTAGE CHANGE
                                                          -----------------    ------------------
                                                          NINE MONTHS ENDED    NINE MONTHS ENDED
                                                            SEPTEMBER 30,      SEPTEMBER 30, 1998
                                                          -----------------    ------------------
                                                          1998         1997     COMPARED TO 1997
                                                          ----         ----    ------------------
Net revenue:
  User license fees.....................................   80%          79%            70%
  Services..............................................   19           16             98%
  Porting...............................................    1            5            (53)%
                                                          ---          ---
          Total net revenue.............................  100%         100%            68%
                                                          ===          ===
Cost of revenue:
  User license fees.....................................    5%           3%           170%
  Services..............................................    9            6            153%
  Porting...............................................    1            3            (21)%
                                                          ---          ---
          Total cost of revenue.........................   15           12            112%
                                                          ---          ---
Gross profit............................................   85           88             62%
Operating expenses:
  Selling and marketing.................................   35           36             66%
  Research and development..............................   19           22             46%
  General and administrative............................    5            7             16%
  Merger related costs..................................   --           10            n/m
  In-process research and development...................    2           --            n/m
                                                          ---          ---
          Total operating expenses......................   61           75             37%
                                                          ---          ---
Income from operations..................................   24           13
Interest and other income, net..........................    6            3
Interest expense........................................   (3)          --
                                                          ---          ---
Income before income taxes..............................   27           16
Provision for income taxes..............................    6            4
                                                          ---          ---
Net income..............................................   21%          12%
                                                          ===          ===
Gross margin:
  User license fees.....................................   93%          96%
  Services..............................................   54%          64%
  Porting...............................................  (17)%         31%

---------------
n/m = not meaningful

  Net Revenue

     Total net revenue increased 83% from $30.8 million for the three months ended September 30, 1997 to $56.5 million for the three months ended September 30, 1998, and increased 68% from $85.4 million for the nine months ended September 30, 1997 to $143.7 million for the nine months ended September 30, 1998. The Company believes that the percentage increases in total revenue achieved in these periods are not necessarily indicative of future results. The Company's revenue is comprised of user license fees, service revenue and porting fees. Growth in user license fees has been driven primarily by increasing market acceptance of the Company's products, introduction of new products and a larger percentage of total license revenue generated through the direct sales channel. Service revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting and training services. The growth in service revenue has been driven primarily by increased sales of service and support contracts on new license sales and, to a lesser extent, by increasing renewals of these contracts by the Company's installed base of licensees. The Company also experienced an increase in demand for consulting and training services. Porting fees are derived from the Company's funded development efforts that are typically associated with the Company's agreements with OEMs. User license fees for the three months ended September 30, 1998 and 1997 comprised 81% and 78% of total net revenue, respectively. User license fees for the nine months ended September 30, 1998 and the nine months ended September 30, 1997 were 80% and 79% of total net revenue, respectively.

     User license fees. User license fees increased 91% from $24.0 million for the three months ended September 30, 1997 to $45.8 million for the three months ended September 30, 1998. User license fees increased 70% from $67.7 million for the nine months ended September 30, 1997 to $114.8 million for the nine months ended September 30, 1998. The increases were primarily due to the continued growth in market acceptance of the Company's products, a greater volume of large end-user transactions, increased revenue from OEM resales of unbundled Company products and, to a lesser extent, the introduction of new products. In particular, the Company's user license fees from storage products increased by approximately 79% for the nine months ended September 30, 1998 as compared to the nine month period ended September 30, 1997, accounting for 93% and 89% of user license fees in the nine months ended September 30, 1998 and 1997, respectively.

     Service Revenue. Service revenue increased 84% from $5.6 million for the three months ended September 30, 1997 to $10.3 million for the three months ended September 30, 1998, and increased 98% from $13.6 million for the nine months ended September 30, 1997 to $27.0 million for the nine months ended September 30, 1998, primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and an increase in demand for training and consulting services. Sales of service and support contracts increased 81% and 105% and revenue from consulting and training services increased 90% and 82% for the three months and nine months ended September 30, 1998, respectively, compared to the comparable periods ended September 30, 1997.

     Porting Fees. Porting fees decreased 63% from $1.2 million for the three months ended September 30, 1997, to $0.4 million for the three months ended September 30, 1998 and decreased 53% from $4.0 million for the nine months ended September 30, 1997 to $1.9 million for the nine months ended September 30, 1998. Porting fees paid to the Company in connection with the development efforts of the Company under its Microsoft agreement, for which revenue is being recognized under the percentage of completion method, were greater in the three-month and nine-month periods ended September 30, 1997 than in the comparable periods ended September 30, 1998.

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

     Cost of User License Fees. Cost of user license fees increased 120% from $1.1 million for the three months ended September 30, 1997 to $2.5 million for the three months ended September 30, 1998, and increased 170% from $2.8 million for the nine months ended September 30, 1997 to $7.6 million for the nine months ended September 30, 1998. The increase is primarily the result of a larger percentage of license fees being generated from the sale of products with higher royalty rates. Gross margin on user license fees remained consistent at 95% for the three months ended September 30, 1997 and 1998 and decreased from 96% for the nine months ended September 30, 1997 to 93% for the nine months ended September 30, 1998.

     The gross margin on user license fees may vary from period to period based on the license revenue mix and certain products having higher royalty rates than other products. The Company may experience improvements in gross margins as compared to the three and nine months ended September 30, 1998 but does not expect significant improvements in gross margin on user license fees.

     Cost of Service Revenue. Cost of service revenue increased 134% from $2.1 million for the three months ended September 30, 1997 to $ 4.9 million for the three months ended September 30, 1998, and increased 153% from $4.9 million for the nine months ended September 30, 1997 to $12.4 million for the nine months ended September 30, 1998. Gross margin on service revenue decreased from 63% for the three months ended September 30, 1997 to 53% for the three months ended September 30, 1998 and decreased from 64% for the nine months ended September 30, 1997 to 54% for the nine months ended September 30, 1998. The decreases in gross margin were primarily due to personnel additions in both the Company's support organization, to provide maintenance and other services, and in the Company's training and consulting organization to expand the Company's existing infrastructure to meet the increased demand for such services.

     Cost of Porting Fees. Cost of porting fees decreased to $0.5 million for the three months ended September 30, 1998 compared to $1.2 million for the same period of 1997, and decreased to $2.2 million for the nine months ended September 30, 1998 compared to $2.8 million for the same period in 1997. Gross margin on porting fees decreased from 2% for the three months ended September 30, 1997 to a negative gross margin of 9% for the three months ended September 30, 1998 and decreased from 31% for the nine months ended September 30, 1997 to a negative 17% for the nine months ended September 30, 1998. The negative gross margin for the three and nine month periods ended September 30, 1998 resulted from the Company's devotion of technical resources to funded porting activities in excess of the amounts chargeable to the customer. From time to time, the Company incurs a negative gross margin on porting fees due to the relatively high personnel costs associated with such development efforts.

  Operating Expenses

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with the Company's sales and marketing efforts. Selling and marketing expenses increased 91% from $10.7 million for the three months ended September 30, 1997 to $20.4 million for the three months ended September 30, 1998, and increased 66% from $30.3 million for the nine months ended September 30, 1997 to $50.4 million for the nine months ended September 30, 1998. Selling and marketing expenses as a percentage of total net revenue remained relatively consistent at 35% to 36% for both the three and nine month periods ending September 30, 1997 and 1998. The increase in absolute dollars is primarily attributable to increased sales and marketing staffing and, to a lesser extent, increased costs associated with certain marketing programs. The Company intends to continue to expand its global sales and marketing infrastructure and accordingly, the Company expects its selling and marketing expenses to increase in absolute dollars but not change significantly as a percentage of revenue in the future.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. Research and development expenses increased 69% from $6.4 million for the three months ended September 30, 1997 to $10.9 million for the three months ended September 30, 1998, and increased 46% from $18.7 million for the nine months ended September 30, 1997 to $27.4 million for the nine months ended September 30, 1998. The increase was due primarily to increased staffing levels. As a percentage of total net revenue, research and development expenses decreased from 21% for the three months ended September 30, 1997 to 19% for the three months ended September 30, 1998, and decreased from 22% for the nine months ended September 30, 1997 to 19% for the nine month period ended September 30, 1998. The Company believes that a significant level of research and development investment is required to remain competitive and expects such expenses will continue to increase in absolute dollars in future periods. Research and development expenses can be expected to fluctuate from time to time to the extent that the Company makes periodic incremental investments in research and development and the Company's level of revenue fluctuates.

     General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 41% from $1.9 million for the three months ended September 30, 1997 to $2.7 million for the three months ended September 30, 1998, and increased 16% from $6.1 million for the nine months ended September 30, 1997 to $7.1 million for the nine months ended September 30, 1998. The increases in the three and nine month periods were primarily due to additional personnel costs and other expenses associated with the Company enhancing its infrastructure to support expansion of its operations. General and administrative expenses as a percentage of total net revenue decreased between the three month periods from 6% to 5%, and decreased between the nine month periods from 7% to 5%. General and administrative expenses are expected to increase in future periods to the extent the Company expands its operations.

     In-Process Research and Development. On May 15, 1998 the Company acquired all of the outstanding stock of Windward Technologies, Inc. ("Windward"), a company that develops failure prediction software, for a total cost of $2.5 million. The transaction was accounted for using purchase accounting. Of the total cost, $2.3 million was allocated to in-process research and development and was expensed in the second quarter of 1998 and $0.2 million was allocated to acquired intangibles which is being amortized over a five year period. Total cash outflows as of September 30, 1998 related to this purchase were $1.3 million. The Company agreed to pay the sole shareholder of Windward certain earn-out payments of up to an aggregate of $1.2 million over the next two years subject to satisfaction of certain conditions and to pay such shareholder a royalty on certain future product revenue derived from the products acquired over a five year period, up to a maximum of $2.5 million. The Consolidated Statements of Operations include the results of operations of Windward subsequent to the acquisition date. For the three months and nine months ended September 30, 1998 and 1997 the results of operations of Windward were not material to the Company.

     Interest and Other Income, Net. Interest and other income, net increased from $0.9 million for the three months ended September 30, 1997 to $3.0 million for the three months ended September 30, 1998, and increased from $2.6 million for the nine months ended September 30, 1997 to $8.6 million for the nine months ended September 30, 1998. The increase was due primarily to increased amounts of interest income attributable to the higher level of funds available for investment.

     Interest Expense. Interest expense for both the three and nine month periods ended September 30, 1998 consists primarily of interest accrued under the Convertible Subordinated Notes issued by the Company in October 1997. Interest expense for both the three and nine month periods ended September 30, 1997 were insignificant.

     Provision for Income Taxes. The Company had an effective tax rate of 22% and 24% for the nine month periods ended September 30, 1998 and 1997, respectively. The Company's effective tax rate is lower than the combined federal and state statutory rates primarily due to the utilization of federal net operating loss carry forwards, offset by the impact of non-deductible merger-related costs and in-process research and development, as well as foreign taxes.

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

     New Accounting Pronouncements. In September 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS
130) and Statement No. 131, "Disclosures About Segments of An Enterprise and Related Information" (SFAS 131). SFAS 130 established rules for reporting and displaying comprehensive income. SFAS 131 will require the Company to use the "management approach" in disclosing segment information. Both statements are effective for the Company during fiscal 1998. The adoption of SFAS 130 or SFAS 131 did not have a material impact on the

Company's results of operations, cash flows or financial position in the three month and nine month periods ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments totaled $232.0 million at September 30, 1998, and represented 75% of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper. At September 30, 1998, the Company had $100.8 million of long-term obligations and stockholders' equity was approximately $145.7 million.

     Net cash provided from operating activities was $46.6 and $9.7 million in the nine months ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998 and 1997 cash provided by operating activities resulted primarily from net income and increases in accounts payable, accrued liabilities and deferred revenue balances. These sources of cash were offset somewhat by uses of cash in connection with an increase in balances of accounts receivable and prepaid expenses.

     The Company's investing activities used cash of $56.8 million in the nine months ended September 30, 1998 primarily due to the net increase in short-term investments of $40.1 million and capital expenditures of $15.4 million. In addition, the Company used $1.3 million of cash for the purchase of Windward in May 1998. The Company's investing activities used cash of $11.9 million in the nine months ended September 30, 1997 primarily due to the net increase in short-term investments of $7.0 million and by capital expenditures of $5.1 million.

     Financing activities provided cash of $11.2 million in the nine months ended September 30, 1998, arising primarily from the issuance of common stock under the Company's employee stock plans. In the nine months ended September 30, 1997, financing activities provided cash of $3.9 million, which was also primarily due to the issuance of common stock under the Company's employee stock plans, partially offset by the payments of notes payable.

     In October 1997, the Company issued $100.0 million of 5.25% Convertible Subordinated Notes due 2004 (the "Notes"), for which the Company received net proceeds of $97.5 million. The Notes provide for semi-annual interest payments each May 1 and November 1, commencing on May 1, 1998. The Notes are convertible into shares of the Company's Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $43.00 per share, subject to adjustment in certain events. On or after November 5, 2002, the Notes will be redeemable over the period of time until maturity at the option of the Company at declining premiums to par. The debt issuance costs are being amortized over the term of the Notes using the interest method. No interest payments associated with this debt were made during the three months ended September 30, 1998.

     The Company is in the process of acquiring the NSMG business and TeleBackup. The Company expects that its security holders will own 60% of the fully-diluted equity of Newco after acquiring the NSMG business, and that SSI and certain SSI option holders will own 40% of the fully-diluted equity securities of Newco. In addition, the Company or Newco will issue between 1.6 million and 1.9 million shares of common stock, depending on the closing prices of the Company's common stock on the Nasdaq National Market prior to the closing of the TeleBackup transaction, in exchange for TeleBackup becoming a subsidiary of the Company. Both acquisitions are subject to regulatory and stockholder approval and other customary closing conditions. The acquisitions are expected to close in February 1999.

     The Company believes that its current cash, cash equivalents and short-term investment balances and cash flow from operations, if any, will be sufficient to meet the Company's working capital and capital expenditure requirements for at least the next 12 months. Thereafter, the Company may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to the Company.

YEAR 2000 COMPLIANCE

  BACKGROUND OF YEAR 2000 ISSUES

     The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("Year 2000") approaches. Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems may have been developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures, generation of erroneous data or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such Year 2000 requirements. The Year 2000 problem is pervasive and complex. Significant uncertainty exists in the software industry concerning the potential impact of Year 2000 problems. The Company is assessing the potential overall impact of the impending century change on the Company's business, financial condition and results of operations.

  STATE OF READINESS

     Based on the Company's assessment to date, the Company believes the current versions of its software products and services are "Year 2000 compliant" -- that is, they are capable of adequately distinguishing twenty-first century dates from twentieth century dates. New products are being designed to be Year 2000 compliant. Although the Company's products have undergone, or will undergo, the Company's normal quality testing procedures, there can, however, be no assurance that the Company's products will contain all necessary date code changes. Furthermore, use of the Company's products in connection with other products which are not Year 2000 compliant, including non-compliant hardware, software and firmware may result in the inaccurate exchange of dates and result in performance problems or system failure. In addition, OEM derivative versions of older VERITAS products may not be Year 2000 compliant. Any failure of the Company's products to perform, including system malfunctions associated with the onset of year 2000, could result in claims against the Company. However, success of the Company's Year 2000 compliance efforts may depend on the success of its customers in dealing with the Year 2000 issue.

     Although the Company has not been a party to any litigation or arbitration proceeding to date that involves Year 2000 compliance issues with its products or services, there can be no assurance that the Company will not in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000-related disputes, regardless of the merits of such disputes, and any liability of the Company for Year 2000-related damages, including consequential damages, could have a material adverse effect on the Company's business, results of operations and financial condition.

     In addition, the Company believes that purchasing patterns of customers and potential customers of the Company may be affected by Year 2000 compliance issues as organizations expend significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funding available to such entities for other information technology purchases, such as those products and services offered by the Company. Furthermore, customers and potential customers may defer information technology purchases generally until early in the next millennium to avoid Year 2000 compliance problems. Any such deferral of purchases by the Company's customers or potential customers could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's business depends on numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: hardware and software systems used by the Company to deliver products and services to its customers (including software supplied by third parties); communications networks such as the wide area network and local area networks upon which the Company depends to communicate product orders to its manufacturing and distribution operations and to develop products; the internal systems of the Company's customers and suppliers; software products sold to customers; the hardware and software systems used internally by the Company in the management of its business; and non-information technology systems and services used by the Company in the management of its business, such as power, telephone systems and building systems.

     The Company is currently in the process of evaluating its information technology infrastructure in order to identify and modify any products, services or systems that are not Year 2000 compliant. Based on its initial analysis of the systems potentially impacted by conducting business in the twenty-first century, the Company is applying a phased approach to making such systems, and accordingly, the Company's operations, ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities in process include: an assessment of specific underlying computer systems, programs and hardware; renovation or replacement of Year 2000 non-compliant technology; validation and testing of critical systems certified by third-party suppliers to be Year 2000 compliant; and implementation of Year 2000 compliant systems. The table below describes the status and timing of such phased activities.

                                                                               TARGETED
          IMPACTED SYSTEMS                            STATUS                  COMPLETION
          ----------------                            ------                  -----------
Software products sold to customers    Software products tested and               Q3 1998
                                       available
                                       for customers                           (completed)
Hardware and software systems used     Assessment in process                      Q4 1998
to deliver products and services
Communication networks used to carry   Assessment in process                      Q4 1998
products and provide services
Hardware and software systems used     Assessment in process                      Q4 1998
to manage the Company's business
Hardware and software systems used     Validation, testing and remediation        Q2 1999
to deliver products and services
Communication networks used to carry   Validation, testing and remediation        Q2 1999
products and provide services
Hardware and software systems used     Validation, testing and remediation        Q2 1999
to manage the Company's business
Non-information technology systems     Systems upgraded or replaced as            Q3 1999
and services                           appropriate, testing and
                                       implementation

     Extensive Year 2000 testing will be conducted on all systems considered critical to the Company. To date, the Company has not encountered any material problems in this regard with its computer systems or any other equipment that might be subject to such problems. In the event that any of the Company's significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected. This could result in system failures or generation of erroneous information and could cause significant disruption to business activities. The Company is reviewing what further actions are required to make all software systems used internally Year 2000 compliant as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems. Such actions include a review of vendor contracts and formal communication with suppliers to request certification that products are Year 2000 compliant.

  COSTS TO ADDRESS YEAR 2000 ISSUES

     The total cost of these Year 2000 compliance activities has not been, and is not anticipated to be, material to the Company's business, results of operations and financial condition. These costs and the timing in which the Company plans to complete its Year 2000 modification and testing processes are based on management's estimates. However, there can be no assurance that the Company will timely identify and remedy all significant Year 2000 problems, that remediation efforts will not involve significant time and expense, or that such problems will not have a material adverse effect on the Company's business, results of operations and financial condition.

  CONTINGENCY PLANS

     The Company does not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Any failure of the Company to address any unforeseen Year 2000 issue could adversely affect the Company's business, financial condition and results of operations.

  RISKS FROM CONVERSION TO SINGLE EUROPEAN CURRENCY

     On January 1, 1999, certain member states of the European Economic Community will fix their respective currencies to a new currency, commonly known as the Euro. During the three years beginning on January 1, 1999, business in these countries will be conducted both in the existing national currency, such as the French Franc or the Deutsche Mark, as well as the Euro. Companies operating in or conducting business in these countries will need to ensure that their financial and other software systems are capable of processing transactions and properly handling the existing currencies and the Euro. The Company is still assessing the impact that the introduction and use of the Euro will have on the Company's internal systems. The Company does not presently expect that introduction and use of the Euro will materially affect the Company's business. However, if the Company encounters unexpected difficulties, the Company's business could be adversely affected.

OTHER FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Quarterly Report on Form 10-Q, the following factors should be considered carefully in evaluating the Company and its business.

     Acquisition of NSMG Business. The acquisition of the NSMG business could adversely affect the Company's business, financial condition and results of operations, in the near term at least, as a result of a number of factors, including: (i) the potential disruption of the Company's business that might result from employee and customer uncertainty, or lack of management focus, following the acquisition, in connection with integrating the operations of the Company and the NSMG business, (ii) the possibility that the acquisition might not be consummated; (iii) the effects of the acquisition on the Company's stock price, its sales and operating results, its ability to attract and retain key management, marketing and technical personnel and the progress of certain of its development projects; and (iv) the risk that the announcement of the acquisition could result in decisions by customers to defer purchases of products of the Company or of the NSMG business.

     Integration of NSMG and TeleBackup Business Operations. Assuming that the acquisitions of the NSMG business and TeleBackup are completed, as to which there can be no assurance, the achievement by the Company of the anticipated benefits and synergies associated with such acquisitions will depend in part upon whether the integration of the NSMG business and TeleBackup Business with the Company's operations is effected in a timely, efficient and effective manner. There can be no assurances that this will occur. The integration process will require dedication of management resources which will temporarily distract them from attention to the day-to day business of the Company. Among other things, integration of the product offerings of NSMG and TeleBackup with those of the Company will be necessary. This integration will involve consolidation of products with duplicative functionality, coordination of research and development activities, and convergence of their respective technologies. Technology convergence will be complicated in certain cases by the lack of a common technology architecture. Significant attention to the integration of the management teams of the Company and NSMG, and the coordination of sales, marketing and business development efforts, will also be required. Furthermore, the different and overlapping administrative functions, systems and procedures across the three businesses will have to be integrated and streamlined. The difficulties of integration may be increased by a variety of other factors, which could include: (i) conflicts that may arise with respect to the OEM and direct sales distribution model of the Company compared to the NSMG retail and distribution model which is dependent on the efforts of third party distributors and resellers; (ii) the need to maintain the brand recognition of certain key NSMG products, while migrating customer identification of such brands to VERITAS; (iii) the need to coordinate geographically dispersed operations and to manage duplicative facilities in particular states and foreign countries; and (iv) differences between the corporate cultures of the Company and SSI. The integration process may cause an interruption of, or a loss of momentum in, the activities of the businesses of NSMG, TeleBackup and the Company and may adversely affect the revenues and results of operations of the Company, at least in the near term. Furthermore, the integration process could have a material adverse effect on employee morale and on the ability of the Company to retain the key management, technical and sales and marketing personnel who are critical to the Company's future operations and success. In addition, the announcement and consummation of the acquisition could cause customers or potential customers to delay or cancel orders for products as a result of uncertainty over the integration and continued support of the combined Company's products. Failure to integrate the Company's operations with those of NSMG and TeleBackup would have a material adverse effect on the Company's business, operating results and financial condition.

     Fluctuating Operating Results. The Company's operating results have fluctuated in the past, and may fluctuate significantly in the future. Factors that may cause fluctuations in operating results include:

          (i) the timing and level of sales through OEMs of the Company's products;

          (ii) a significant increase in dependence upon sales of product through direct and indirect non-OEM sales channels, which tend to be completed later in the Company's fiscal quarters and are more unpredictable than OEM sales;

          (iii) expenditures related to investment in new products and distribution channels, including hiring additional sales and marketing personnel, and promotional expenses; and

          (iv) the timing and extent of sales and marketing organizations within OEM customers and resellers becoming familiar with and endorsing the Company's products for resale.

     In addition to the factors described above, factors that may contribute to future fluctuations in quarterly operating results include, but are not limited to:

          (i) integration of the Company's business with the NSMG business and TeleBackup's business;

          (ii) OEM development and introduction of new operating system upgrades that may require significant technical efforts by the Company to modify existing products or develop new products;

          (iii) introduction or enhancement of products by the Company or its competitors;

          (iv) technological changes in data storage and networking technology;

          (v) the ability of the Company to develop, introduce and market new products in a timely manner, including products for Windows NT and storage area networking;

          (vi) quality control of products sold;

          (vii) the relative growth of the Windows NT and Unix markets;

          (viii) customer order deferrals for any reason, in particular as a result of Year 2000 compliance concerns or new product announcements by the Company or its competitors;

          (ix) foreign currency exchange rates;

          (x) pricing policies and distribution terms;

          (xi) the timing of revenue recognition for sales of software products and services;

          (xii) acquisition costs; and

          (xiii) general economic conditions.

     The Company's operating results are highly sensitive to the timing of larger orders. Orders typically range from a few thousand dollars to over a million dollars. Revenue is difficult to forecast because the client/server systems management software market is an emerging market that is highly fragmented and subject to rapid change. The sale of the Company's products also typically involves a significant technical evaluation and commitment of capital and other resources, with the delays frequently associated with customers' internal procedures, including delays to approve large capital expenditures, to engineer deployment of new technologies within their networks, and to test and accept new technologies that affect key operations. For these and other reasons, the sales cycle associated with the Company's products is typically lengthy, generally lasting three to nine months, is subject to a number of significant risks, including customers' budgetary constraints and internal acceptance reviews, that are beyond the Company's control, and varies substantially from transaction to transaction. Because of the lengthy sales cycle and the large size of certain transactions, if orders forecasted for a specific transaction for a particular quarter are not realized in that quarter, the Company's operating results for that quarter could be materially adversely affected.

     The Company typically recognizes a significant portion of its direct sales license revenue in the last two weeks of a quarter. The Company's expense levels are based, in part, on its expectations as to future revenue and to a large extent are fixed in the short term. The Company will not be able to adjust expenses in the short term to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall of revenue in relation to the Company's expectations or any material delay of customer orders would have an immediate adverse effect on its business, operating results and financial condition. As a result of all of the foregoing factors, the Company believes that period-to-period comparisons of the Company's results of operations are not and will not necessarily be meaningful and should not be relied upon as any indication of future performance. Furthermore, it is possible that in future quarters the Company's operating results may not meet or exceed the expectations of public market analysts and investors. In such event, the price of the Company's Common Stock would be materially adversely affected in a manner unrelated to the Company's long-term operating performance.

     In addition, the integration of the businesses of the Company, NSMG and TeleBackup will be costly, which will directly affect quarterly operating results, and may indirectly affect operating results if certain risks associated with the integration process come to fruition.

     Management of Growth; Dependence on Key Personnel. The Company has grown significantly in recent periods and expects to continue to grow significantly in the future. As a result of the acquisition of the NSMG business and the TeleBackup acquisition, the Company is likely to at least double the number of its employees. Such growth is likely to significantly strain the Company's management control systems and resources (including decision support, accounting, e-mail and management information systems). With such future growth, the Company will be required to continue to improve its financial and management controls, reporting systems and procedures, to expand, train and manage its employee work force, and to secure additional facilities. There can be no assurance that the Company will be able to manage such growth effectively. Any failure to do so could have a material adverse effect on its business, operating results and financial condition. Competition for qualified sales, technical and other personnel is intense, particularly in the San Francisco Bay Area where the Company's headquarters are located, and there can be no assurance that the Company will be able to attract, assimilate or retain additional highly qualified employees in the future. If the Company is unable to hire and retain such personnel, particularly those in key positions, its business, operating results and financial condition would be materially and adversely affected. The Company's future success also depends in significant part upon the continued service of its key technical, sales and senior management personnel. The loss of the services of one or more of these key employees could have a material adverse effect on its business, operating results and financial condition. Additions of new personnel and departures of existing personnel, particularly in key positions, can be disruptive and can result in departures of other existing personnel, which could have a material adverse effect on the Company's business, operating results and financial condition.

     Distribution Channels. A significant portion of the Company's net revenues are derived from user license fees received from computer OEMs that incorporate the Company's storage management software products into their operating systems. The Company has no control over the shipping dates or volumes of systems shipped by its OEM customers, and there can be no assurance that any OEMs will ship operating systems incorporating the Company's products in the future. Furthermore, the Company's license agreements with its

OEM customers generally do not require the OEMs to recommend or offer the Company's products exclusively, have no minimum sales requirements and may be terminated by the OEMs without cause. Such OEM customers could choose to develop their own storage management solutions internally and incorporate those products into their systems in lieu of the Company's products. If some or all of the Company's OEM customers were to discontinue selling the Company's products, the Company's business would be materially adversely affected.

     The Company's strategic relationships with HP, Sun Microsystems, Dell, Compaq Computer and Microsoft reflect a strategy for OEM product distribution involving the bundling by OEMs of certain functional subsets or "lite" versions of the Company's products with OEM computer systems or operating systems, cooperative direct selling of full versions of such products by the Company and the OEMs, and the direct sale by the Company of added value products to the OEM installed base of customers. There can be no assurance that the Company will be able to deliver its products to such OEMs in a timely manner despite the dedication of significant engineering and other resources to the development of such products. Any such failure could result in the Company having expended significant resources with little or no return on its investment, which could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that this distribution strategy will achieve the desired propagation of the Company's technology in the market place, or result in sufficient revenues to the OEMs to induce them to actively market the Company's products to their customers. This could have a material adverse effect on the Company's business, operating results and financial condition. There can be no assurance that the simultaneous sales efforts of such OEMs and the Company will not create certain channel conflicts. Furthermore, failure of the Company to timely develop and achieve market acceptance of new products for sale to the OEM installed customer base could lead to a significant loss of potential revenue to the Company.

     In connection with the Company's agreement with Microsoft, there can be no assurance that Microsoft will use the Company's products in any future version of Windows NT, or that the Company will realize any expected benefits even if such products are used in any future version of Windows NT. If the Company's products are not available in a timely fashion, if Microsoft does not use these products in Windows NT, or if the Company does not receive any benefits for the use of its products in Windows NT, the Company's business, operating results and financial condition could be materially adversely affected. The release by Microsoft of Windows NT 5.0 has been significantly delayed. Upon the ultimate release of Windows NT 5.0, if the rate of adoption by users is slow, the Company may not be in a position to market add-on products to the Windows NT installed customer base, thereby resulting in possible delays in, or loss of, revenue to the Company. Moreover, the Company would have lost certain opportunities as a result of the diversion of resources to this agreement. Under this agreement, Microsoft is also permitted to develop enhancements to and derivative products from the Company's products that are embedded in certain Windows NT releases, and would retain ownership of any such enhancements or derivative products. There can be no assurance that Microsoft will not develop any such enhancements or derivative products and, as a result, compete with the Company in this area.

     The Company's direct sales force is marketing and selling the Company's products in competition with indirect sellers of its products, such as OEMs and resellers. This practice could adversely affect the Company's relations with OEMs and resellers, and result in their being less willing to market the Company's products aggressively. There can be no assurance that the sales and marketing efforts of Company's direct sales force will not result in a decline in indirect sales as a result of actual or potential competition between the Company's direct sales force and such indirect sellers, which can have a material adverse effect on the Company's business, operating results and financial condition.

     Future Acquisitions. The Company has made several acquisitions in the past. In addition, the Company is in the process of acquiring the NSMG business and TeleBackup. Acquisitions of companies, divisions of companies or products entail numerous risks, including difficulty in successfully integrating and assimilating acquired operations, diversion of management's attention and loss of key employees of acquired companies. Difficulties can arise with respect to the integration of product offerings and employees of acquired companies, including conflicts that may arise with respect to distribution strategies, coordination of geographically separated organizations, differences in corporate culture and integration of personnel with disparate business backgrounds. The integration and assimilation process can cause an interruption of, or a loss of momentum in, the activities of the Company's business. Failure to accomplish the effective integration of the Company's operations with those of an acquired company could adversely affect the revenues and operating results of the Company. Products acquired by the Company in the past have required significant additional development, such as restructuring software code to support larger scale environments, porting products to additional operating system platforms, regression testing and improving network and device support, before they could be marketed and some failed to generate revenue for the Company. No assurance can be given that the Company will not incur similar problems in future acquisitions. Any such problems could have a material adverse effect on the Company's business, operating results and financial condition. In addition, future acquisitions by the Company may result in dilutive issuance of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in amortization expense. These factors could have a material adverse effect on the Company's business, operating results and financial condition.

     Revenue Concentration. A substantial majority of the Company's revenues have been, and in future periods will be, derived from storage management products. Storage management products accounted for 91% and 89% of the Company's license revenue in the three months ended September 30, 1998 and 1997, and 93% and 89% for the nine months ended September 30, 1998 and 1997, respectively. In particular, the Company's Volume Manager, File System and Net Backup products account for a substantial majority of storage management product revenues. The Company expects that these storage management products will continue to account for a substantial majority of the Company's revenues in future periods. Such products have a fixed life cycle that is difficult to estimate. The introduction of products embodying new technologies, the emergence of new industry standards, or changes in customer requirements could accelerate such products becoming obsolete. As a result, the Company's success depends upon its ability to continue to enhance these products, respond to changing customer requirements and develop and introduce in a timely manner new products that achieve market acceptance.

     The allocation of greater levels of sales, service and support resources to storage management products could adversely affect the Company's ability to continue enhancing and supporting its other product lines. Any failure by the Company to enhance and support its other product lines could result in adverse customer reactions and the loss of an existing revenue base, and could have a material adverse effect on the Company's business, operating results and financial condition.

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

     Uncertainty in Porting Products to New Operating Systems and Expansion into Windows NT Market. Certain of the Company's products operate primarily on certain versions of the UNIX operating system. Product development activities are being directed towards developing new products for the UNIX operating system, developing enhancements to the Company's current products and porting new products and enhancements to other versions of the UNIX operating system. The Company has also made and intends to continue to make substantial investments in creating Windows NT versions of its products, and the Company's future success will depend on its ability to successfully accomplish this.

     The process of porting existing products and product enhancements to, and developing new products for, new operating systems requires substantial capital investment, the devotion of substantial employee resources and the cooperation of the owners of the operating systems to which the products are being ported or developed. For example, the added focus on porting and development work for the Windows NT market has required, and will require, the Company to hire additional personnel with expertise in the Windows NT environment and to devote its engineering resources to these projects. Furthermore, operating system owners have no obligation to assist in these porting or development efforts, and may instead choose to enter into agreements with other third-party software developers or internally develop their own products. In particular, the failure to receive a source code license to certain portions of the operating system, either from the operating system owner or a licensee thereof, would prevent the Company from porting its products to or developing products for such operating system. In this regard, the Company relies on a source code license from Microsoft with respect to the Company's Windows NT development projects. Such license is renewable on an annual basis but Microsoft is under no obligation to agree to such renewal. If the Microsoft license is not renewed, the Company's efforts to create Windows NT versions of operating system-level products would be severely hampered. There can be no assurance that the Company's current or future porting efforts will be successful or, even if successful, that the operating system to which the Company elects to port, or for which it elects to develop products, will achieve or maintain market acceptance. The failure of the Company to port its products to new operating systems or to select those operating systems that achieve and maintain market acceptance could have a material adverse effect on the Company's business, operating results and financial condition.

     The Company's agreement with Microsoft requires the Company to develop a functional subset of the VERITAS Volume Manager product to be ported to and embedded in Windows NT. The agreement also requires the Company to develop a disk management graphical user interface designed specifically for Windows NT. Microsoft is obligated to fund a significant portion of the development expenses for this product. The Company is currently recognizing revenue under the development contract with Microsoft on a percentage of completion basis consistent with its policy for revenue recognition for other similar agreements. The payment terms in the Microsoft agreement do not directly correlate to the timing of development efforts and therefore revenue of $0.5 million has been recognized in advance of contract billings as of September 30, 1998. The failure of the Company to complete the product in sufficient time for inclusion in Windows NT 5.0 may result in a significant delay in the product being embedded in Windows NT, and could ultimately result in Microsoft electing to omit the Company's product from Windows NT altogether, which could have a material adverse effect on the Company's business, operating results and financial condition. In addition, the Microsoft relationship will require the Company's marketing and sales departments to deal in higher volume markets and will require the Company to service the growing needs of the Windows NT channel and customer base. The Company's experience in these higher volume markets is limited.

     Intense Competition. The markets in which the Company competes are intensely competitive and rapidly changing. The Company encounters competition in the storage management market from internal development groups of current and prospective OEM customers, which have the resources and capability to develop their own storage management solutions. Among the OEMs which have included storage management capabilities in their operating systems are Sun Microsystems for its Solaris system, Compaq for its Digital UNIX system, HP for its HP-UX system and Microsoft for Windows NT. The Company also encounters competition from other third party software vendors and hardware companies offering products that incorporate certain of the features provided by the Company's products, and from disk controller and disk subsystem manufacturers which have included or may include similar features.

     As a result of the Company's expansion with associated higher visibility in certain markets, the Company faces new competitors and new competitive factors. In particular, the Company's competitors include: (i) hardware and software vendors that offer a management platform or framework to support vendor-created and third-party systems management applications; (ii) vendors that provide systems management software for the mainframe environment who are migrating their products to the client/server environment; (iii) vendors that provide "point" products that address specific problems and offer specific functionality; and (iv) vendors that provide integrated and interoperable solutions. Specific competitors that the Company has encountered or expects to encounter as competitors include the Cheyenne division of Computer Associates International, Inc., the ADSTAR Distributed Storage Manager division of International Business Machines Corporation

("IBM"), Legato Systems, Inc. and EMC Corporation. Many such competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than the Company. The Company expects that the market for storage management software, which historically has been large and fragmented, will become more consolidated with larger companies being better positioned to compete in such environment in the long term. As the open systems management software market develops, a number of companies with greater resources than the Company could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of the Company.

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

     Risks Associated With International Operations. International revenue (from sales outside the United States and Canada) accounted for 22% and 21% of the Company's total revenues for the three and nine month periods ended September 30, 1998 and 16% and 20% for the three and nine month periods ending September 30, 1997, respectively. The Company believes that its future success depends upon continued expansion of its international operations. The Company currently has sales and service offices in the United States, Canada, Japan, the United Kingdom, Germany, France, Sweden and the Netherlands and has a product development group in India. The Company also has resellers in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require the Company to establish additional foreign offices, hire additional personnel and recruit additional international resellers. This may require significant management attention and financial resources and could adversely affect the Company's operating margins. To the extent the Company is unable to effect these additions efficiently and in a timely manner, its growth, if any, in international sales will be limited, and its business, operating results and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase international market demand for its products. Furthermore, certain global markets, including Asia, Russia and Latin America, are currently undergoing significant economic turmoil which could result in deferral of purchase of information technology products and services by potential customers located in such markets, thereby further limiting the Company's ability to expand international operations.

     As of September 30, 1998, the Company had 48 engineers employed by its subsidiary located in Pune, India, who perform certain product development work. These international operations subject the Company to a number of risks inherent in developing products outside of the United States, including the potential loss of developed technology, imposition of governmental controls, export license requirements, restrictions on the export of critical technology, political and economic instability, trade restrictions, difficulties in managing international operations and lower levels of intellectual property protection. Furthermore, if the Company were required to discontinue its product development efforts in India, it would incur significantly higher operating expenses as a result of having to perform such development work in the United States.

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

     Significant Leverage; Debt Service. In connection with the sale of 5.25% Convertible Subordinated Notes due 2004 (the "Notes"), the Company incurred $100.0 million aggregate principal amount of indebtedness which resulted in a ratio of long-term debt to total capitalization at September 30, 1998 of approximately 41%. As a result of this additional indebtedness, the Company's principal and interest payment obligations will increase substantially. The degree to which the Company will be leveraged could materially and adversely affect the Company's ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. The Company's ability to meet its debt service obligations will be dependent upon the Company's future performance, which will be subject to financial, business and other factors affecting the operations of the Company, many of which are beyond its control.

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

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)EXHIBITS
        The following exhibits are filed herewith:

EXHIBIT
NUMBER
-------
10.14    Office building sublease dated 2/27/98, by and between the
         Registrant and Space Systems/Loral, Inc.
10.15    Office building lease dated 4/30/98, by and between the
         Registrant and Ryan Companies US, Inc.
27.1     Financial Data Schedule (EDGAR only)

     (b)REPORTS ON FORM 8-K

        No current Reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.

                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 12, 1998.

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

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
10.14      Office building sublease dated 2/27/98, by and between the
           Registrant and Space
           Systems/Loral, Inc.
10.15      Office building lease dated 4/30/98, by and between the
           Registrant and Ryan
           Companies US, Inc.
27.1       Financial Data Schedule (EDGAR only)