Form 10-K405
period 1998-12-31
VERITAS SOFTWARE CORP
filed 1999-03-30
CIK 867666

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------
(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM                TO                 .

                         COMMISSION FILE NUMBER 0-22712

                          VERITAS SOFTWARE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 94-2823068
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

          1600 PLYMOUTH STREET
       MOUNTAIN VIEW, CALIFORNIA                           94043
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (650) 335-8000

     SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

 SECURITIES TO BE REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of February 28, 1999, 47,924,510 shares of registrant's common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant as of February 28, 1999 was approximately $2,833,634,700.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Registrant's definitive proxy statement, to be delivered to stockholders in connection with the Registrant's Annual Meeting of Stockholders, are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------
                                    PART 1
Item
  1.    Business....................................................      3
Item
  2.    Properties..................................................     17
Item
  3.    Legal Proceedings...........................................     17
Item
  4.    Submission of Matters to a Vote of Security Holders.........     17

                                   PART II
Item
  5.    Market for the Registrant's Common Equity and Related            18
          Stockholder Matters.......................................
Item
  6.    Selected Financial Data.....................................     19
Item
  7.    Management's Discussion and Analysis of Financial Condition      20
          and Results of Operations.................................
Item
  7A.   Quantitative and Qualitative Disclosures About Market            41
          Risk......................................................
Item
  8.    Financial Statements and Supplementary Data.................     43
Item
  9.    Changes in and Disagreements with Accountants on Accounting      44
          and Financial Disclosure..................................

                                   PART III
Item
  10.   Directors and Executive Officers of the Registrant..........     44
Item
  11.   Executive Compensation......................................     44
Item
  12.   Security Ownership of Certain Beneficial Owners and              44
          Management................................................
Item
  13.   Certain Relationships and Related Transactions..............     44

                                   PART IV
Item
  14.   Exhibits, Financial Statement Schedules, and Reports on Form     45
          8-K.......................................................
Signatures..........................................................     48
Financial Statements................................................     49
Financial Statement Schedules.......................................     73
Exhibits............................................................     74

                                     PART I

ITEM 1. BUSINESS

     This Annual Report on Form 10-K contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933, that involve risks and uncertainties. These forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future. All these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Some of the factors could cause actual results to differ from those projected in these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report, and those detailed from time to time in our reports and filings with the Securities and Exchange Commission, that attempt to advise interested parties of the risks and factors that may affect our business.

                              BUSINESS OF VERITAS

OVERVIEW

     VERITAS is the leading independent supplier of enterprise data storage management solutions, providing advanced storage management software for open system environments. VERITAS' products provide performance improvement and reliability enhancement features that are critical for many commercial applications. These products enable protection against data loss and file corruption, rapid recovery after disk or system failure, the ability to process large files efficiently and the ability to manage and back-up data distributed on large networks of systems without interrupting users. In addition, VERITAS' products provide an automated failover between computer systems organized in clusters sharing disk resources. VERITAS' highly scalable products can be used independently, and certain products can be combined to provide interoperable client/server storage management solutions. Some of VERITAS' products offer centralized administration with a high degree of automation, enabling customers to manage complex, distributed environments cost-effectively by increasing system administrator productivity and system availability. VERITAS also provides a comprehensive range of services to assist customers in planning and implementing storage management solutions.

     VERITAS markets its products and associated services to original equipment manufacturers and end-user customers through a combination of direct sales and indirect sales channels such as resellers, value-added resellers, hardware distributors, application software vendors and systems integrators). VERITAS' original equipment manufacturer customers include Digital Equipment Corporation, Hewlett-Packard, Sun Microsystems, Microsoft, Sequent Computer Systems and Tandem Computers. VERITAS' end-user customers include AT&T, Bank of America, BMW, Boeing, British Telecommunications, Chrysler Corporation, Lucent Technologies, Oracle Corporation and Motorola.

     The widespread deployment of mission-critical client-server applications, coupled with the explosion of corporate data, is quickly exceeding the ability of current computing architectures to efficiently handle availability, scalability and manageability issues. A new storage-centric architecture, called storage area networking, or SAN, is emerging to address these issues. A variety of other key industry vendors in the platform, storage, communications, switch and applications areas have recognized this emerging trend. In a storage area network computing environment, large centralized data stores, accessible by all attached host computers across a high speed, "storage area" network, extend the "any to any" connectivity of local area network architectures to storage resources. Any data on the network, in any location, is accessible, through multiple paths, to any nodes, applications and users on the network.

     The ubiquitous data access provided by the storage area network "any to any" connectivity can offer significant improvements in availability, scalability and manageability over traditional "point to point" storage architectures. The benefits of storage area networking are as follows:

     - Lower cost of availability. In storage area networking architecture, all nodes share physical access to all storage. This allows a single node to function as a high availability "failover" server to a much larger number of servers than is possible in traditional networks. When the switch fabric is redundant, which it is in many cases, a storage area network provides a significantly improved environment for clustering that can extend to tens of nodes. Clustering significantly lowers the hardware costs associated with high availability, allowing customers to use high availability for many applications not cost-justifiable in current two to four node cluster configurations. This will lead to significant improvement in the availability of an enterprise's data and applications.

     - Easy, modular scalability of server and storage resources. The fiber channel architecture of a storage area network supports ubiquitous access between all servers and all storage resources in the network, even while new servers, disk arrays and tape subsystems are added. Customers can add server and storage resources on-line without disrupting data access.

     - Improved administrative productivity through centralized storage management. A centralized pool of storage can be managed much more efficiently from a single management interface. Common administrative tasks such as volume and file system management, backup and restore, hierarchical storage management, replication and off-site data vaulting all can be centrally managed. This lowers the costs of storage management on a per unit basis, and significantly increases the span of control of existing administrators. The ability to leverage the channel speeds offered by a storage area network can dramatically shorten backup and restore windows compared with local area network-based backup and restore.

     - High performance data access. There is a much wider access to data at channel speeds rather than SCSI speeds. This allows more nodes to gain at least an order of magnitude faster access to more storage resources. Superior high performance is of particular interest in application environments that depend on bulk data transfer, such as imaging and decision support.

PRODUCTS

     VERITAS has developed and is integrating a family of innovative solutions for end-to-end management of on-line, near-line and off-line resources for the storage and management of enterprise-wide data. VERITAS' product line encompasses products for:

     - on-line file and disk management;

     - off-line backup and hierarchical storage management;

     - centralized and automated data management in heterogeneous computing environments;

     - event management;

     - performance management; and

     - components that include availability enhancing features such as multiserver failover to achieve fault tolerance and remote site replication to accomplish rapid recovery in the event of a site disaster.

     VERITAS has also developed application-specific customized packages that provide storage management for major application environments such as the Sun Microsystems NFS, Oracle and SAP, as well as for web servers.

     Storage foundation products

     VERITAS File System. The VERITAS File System enables fast system recovery, generally within seconds, from operating system failure or disruption. It also allows on-line performance tuning, file system defragmentation, file system reconfiguration and file system back-up to be conducted without interrupting users' access to files. Through the application of advanced journaling technology, the VERITAS File System is designed to ensure that metadata, or information describing the location, size and attributes of files, is maintained in a consistent and correct state in the event of system failure or disruption. In addition, the VERITAS File System incorporates advanced extent-based file space allocation algorithms that can accelerate file access rates, thereby providing enhanced system performance. Extent-based algorithms are particularly critical in applications that require access to large, clustered or sequentially accessed files.

     VERITAS Volume Manager. The VERITAS Volume Manager provides protection against data loss due to disk failure, permits the acceleration of system performance by allowing files to be spread across multiple disks and allows the system administrator to reconfigure data locations without interrupting users. The technology incorporated into the VERITAS Volume Manager provides a virtual software layer on top of the underlying physical disks connected to the system. Among the features that the VERITAS Volume Manager provides are:

     - spanning, which allows segments of user data to span multiple physical disks and thereby overcome physical disk size limitations,

     - mirroring, which allows for duplication of data on separate disks for uninterrupted operations after disk failure,

     - striping or interleaving data storage across multiple disks to increase performance by providing multiple input/output data access points, and

     - Raid-5, or striping with the addition of redundant data for uninterrupted operations after disk failure.

     Accelerator for NFS. The Accelerator for NFS is an extension to the VERITAS File System and enhances performance of the Sun Microsystems NFS. The Accelerator takes information that would have been logged in the VERITAS File System intent logs and uses a single log on a separate device. Multiple file system logs can be consolidated and accessed sequentially on one or many of these accelerator volumes, removing the head movement latency costs associated with writing file system intent logs.

     VERITAS SmartSync. VERITAS SmartSync was jointly developed with Oracle and is licensed as a product option of the VERITAS Volume Manager. This product allows Oracle redo logs to drive resynchronization of VERITAS Volume Manager mirrors to cut down mirror resynchronization time to less than a minute as opposed to hours. Resynchronization takes as long as the redo log replay. This functionality works with Oracle 7.3.2 and later versions.

     VERITAS Quick I/O Database Accelerator. VERITAS Quick I/O Database Accelerator allows databases to run on a VERITAS file system at the same speed as on a raw device. The database views the file system as a raw device and the system administrator sees it as a file system. Therefore, an administrator can get the speed of a raw device with the manageability of a file system.

     VERITAS Clustered Volume Manager. Added as an extension to VERITAS Volume Manager for parallel applications such as the Oracle Parallel Server, the VERITAS Clustered Volume Manager offers the same functionality as the VERITAS Volume Manager in a cluster of systems that can all read and update the same data concurrently. The VERITAS Clustered Volume Manager ensures atomic, or all or none, configuration updates and error event notification to all participating servers. This provides consistent data and configuration updates, even in the event of a system failure. For example, in the event of an Oracle Parallel Server mirrored disk failure, all participating servers must automatically "see" the failure. Without the VERITAS Clustered Volume Manager, there is a chance that the error would only be seen by one server, resulting in the Oracle Parallel Server delivering incorrect data.

     VERITAS Clustered File System. VERITAS Clustered File System extends VERITAS base File System, and increases disk performance by allowing shared access to file systems residing on a pool of shared disk arrays.

     VERITAS Editions. VERITAS Editions, formerly referred to as VERITAS ServerSuite, are integrated suites of products, providing customers with complete data storage management are solutions optimized for specific server environments including the Sun Microsystems NFS, Web servers and database servers. VERITAS Editions include VERITAS Database Edition for Oracle, VERITAS Edition for SAP, VERITAS Edition for NFS and VERITAS Edition for Web. VERITAS Editions provides increased performance and availability on commodity servers.

     Storage application products

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

     VERITAS Media Librarian. VERITAS Media Librarian operates and manages all types of removable media volumes, devices and repositories. It provides a secure way to share robotic libraries and media among multiple simultaneous applications. VERITAS

Media Librarian provides a simple interface to access and monitor removable media in a heterogeneous network of servers and clients that eliminates the need to deal with media types, device drivers and location information. VERITAS Media Librarian provides protection against data loss, enhances data accessibility and availability and reduces storage management costs, in a scalable and cost-effective manner.

     VERITAS Storage Manager. VERITAS Storage Manager provides a single, centralized interface to monitor and manage storage systems across a large, heterogeneous, distributed network. This network can consist of hundreds of computers running a variety of UNIX and Windows NT operating systems. It allows policy-based management -- allowing the administrator to set up policies for business that are automatically monitored and, if necessary, actions are automatically executed to fix a breach of policy. VERITAS Storage Manager integrates with storage applications to enable real-time and historical event and performance monitoring, allowing a standardized view across the entire storage environment regardless of platform. Integration with VERITAS' industry leading on-line, off-line and near-line storage management products allows the storage environment to be automatically managed from a single centralized console, minimizing application downtime and optimizing data and application availability.

     VERITAS Volume Optimizer. VERITAS Volume Optimizer, an add-on product for VERITAS Storage Manager, provides proactive, system-wide configuration analysis and recommends changes to storage layouts for optimizing system performance and reliability. This product can detect performance issues and make recommendations enabling reconfiguration to alleviate such problems.

     VERITAS Storage LookOut. VERITAS Storage LookOut, a storage application product, identifies and notifies administrators of potential hardware failures before they can cause outages or disrupt operations. Using proven statistical algorithms, Storage LookOut has been designed and tested to deliver highly accurate fault detection and failure prediction. With VERITAS Storage LookOut, administrators proactively manage data availability. In addition, VERITAS Storage LookOut is a much more cost-effective solution than the traditional fault tolerant hardware options.

    High availability and clustering products

     VERITAS Storage Replicator for Volume Manager. VERITAS Storage Replicator for Volume Manager allows synchronous or asynchronous protocols, which support replicated volumes across multiple servers, with all changes reflected and available for use at all participating sites. It allows administrators to tailor replication configurations to meet the requirements of specific sites and data types. VERITAS Storage Replicator for Volume Manager can replicate any data type, providing the flexibility to mirror entire servers or specific application data. Through replication, application data can be sent from one primary site to multiple secondary sites. Or, for more demanding disaster recovery environments data can be replicated from many primary sites to a single secondary location where data could then be warehoused. Although VERITAS Storage Replicator for Volume Manager is targeted primarily for use in disaster recovery configurations, it can also be used to address a wide range of data distribution needs. Those include off-site backups, data vaulting, and data migration.

     VERITAS Storage Replicator for File Systems. VERITAS Storage Replicator for File Systems is a robust, flexible, general purpose, data replication tool designed for use in enterprise environments. Through a transport layer independent replication mechanism, designated file systems can be replicated to multiple locations -- local or remote. Storage

Replicator manages file systems in parallel, either locally across several file systems, remotely using standard NFS-mounted file systems, or both. Based on a read-one-write-all replication protocol, Storage Replicator ensures that writes to a replicated file system from any participating server are reliably replicated to all servers. Local concurrency control is managed by the underlying file system. Storage Replicator also tracks the status of participating servers for fault management purposes. Replication is continuous and all updates are immediately reflected and available for use in active file systems across all servers.

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

     VERITAS Cluster Server. VERITAS Cluster Server, a high availability and clustering product, is a comprehensive storage area networking-ready application availability management solution, designed to minimize planned and unplanned downtime. It is equally applicable in simple shared disk or storage area networking configurations of up to 32 nodes, and compatible with single node, parallel and distributed applications. VERITAS Cluster Server supports cascading and multi-directional application failover. Also, application services can be manually migrated to alternate nodes for maintenance purposes. VERITAS Cluster Server provides continuous availability for the critical application environments required to maintain smooth business operations.

    New products

     VERITAS announced a new product that is expected to become available in mid 1999. Together with VERITAS Storage LookOut and VERITAS Cluster Server, this product is part of an integrated suite which utilizes a centralized and automated management interface to bring automated event, performance, configuration and capacity management solutions to enterprise storage configurations:

     VERITAS Storage Planner. VERITAS Storage Planner, a storage application product, another add-on product for VERITAS Storage Manager, is a predictive storage resource analysis tool, which assists system administrators with capacity planning for future storage needs. The product analyzes data gathered by VERITAS Storage Manager to determine how quickly storage objects are reaching capacity, and makes recommendations when additional storage objects are needed.

     VERITAS' new products may not be released on the anticipated schedule. It is possible that they may not achieve market acceptance or adequately address the changing needs of the marketplace on a timely basis, despite the dedication of significant engineering resources to the development of the products. Any such failure could result in VERITAS having little or no return on its investment of significant resources which could adversely affect VERITAS' business.

SERVICES

     VERITAS' customer service and support organization provides customers with maintenance, technical support, consulting and training services. VERITAS believes that providing a high level of customer service and technical support is critical to customer satisfaction and VERITAS' success. Most of VERITAS' customers currently have support agreements with VERITAS which typically provide for fixed fee, renewable annual maintenance consisting of technical and emergency support as well as minor product upgrades free of charge. VERITAS' service group provides the following services:

     Maintenance and technical support. VERITAS offers seven day-a-week, 24-hour telephone support as well as electronic mail and fax customer support. Additional customer support is provided by some of VERITAS' value-added resellers, system integrators and original equipment manufacturers. Initial product license fees do not cover maintenance.

     Consulting. VERITAS believes that most customers need assistance before product selection and not just for the implementation of purchased products. Therefore, VERITAS offers strategy and analysis consulting services for planning the management and control of client/server computing in their specific environment. In addition, VERITAS offers services to assist customers with product implementation. As part of its broad range of services, VERITAS believes it offers particular expertise in analyzing network security threats and security policy integrity.

     Training. VERITAS has a worldwide customer education and training organization which offers training that enables the customer to better utilize VERITAS' products, reduces the need for technical support and provides the customer with a means to optimize their personnel investment by allowing their technical staff access to high quality, comprehensive instruction. The focus of this organization is aligned with VERITAS' strategy to offer end-to-end storage management solutions by providing instruction from highly-experienced training professionals either at the customer's location or at one of VERITAS' multi-platform classrooms.

     Porting. VERITAS ports, or adapts new and existing storage management products to customer operating systems at the request of a customer. This may involve the development of certain new product versions or features or extensions of existing products to be ported to and embedded in the customer's operating system.

MARKETING, SALES AND DISTRIBUTION

     VERITAS markets its products and associated services through original equipment manufacturers and a combination of other distribution channels such as direct sales, resellers, value-added resellers, hardware distributors, application software vendors and systems integrators. Original equipment manufacturers incorporate the products into their operating systems on a bundled basis or license them to third parties as an optional product. In most cases, VERITAS receives a user license fee for each copy sublicensed by the original equipment manufacturer to third parties.

  Agreement with Microsoft

     In August 1996, VERITAS entered into a development and license agreement with Microsoft under which VERITAS agreed to develop a version of its Volume Manager product, which Microsoft has called Logical Disk Manager, to be ported to and embedded in version 5.0 of Microsoft's Windows NT operating system. VERITAS believes that this will establish an installed customer base on the Windows NT platform to which VERITAS can offer its products. VERITAS will not receive royalties with respect to sales by Microsoft of the embedded product. VERITAS products may not become available for use in, and Microsoft is not required to use VERITAS products in future versions of Windows NT. Therefore it is possible that VERITAS will not realize any expected benefits from the inclusion of this embedded product in future versions of Windows NT.

  Agreement with Sun Microsystems

     In January 1997, VERITAS entered into a development, license and distribution agreement with Sun Microsystems which provided a new distribution channel for VERITAS products. VERITAS has developed a specialized, integrated version of VERITAS Volume Manager that is bundled with the Solaris operating system. The agreement also provides for the license of full versions of certain VERITAS products and add-on modules to Sun Microsystems for bundling with certain Sun Microsystems products. In connection with the merger with OpenVision, VERITAS assumed an OpenVision development, license and distribution agreement with Sun Microsystems, under which Sun Microsystems was granted a limited exclusive license with respect to VERITAS NetBackup and VERITAS HSM and to certain enhancements to and extensions of those products. In August 1998, this development, license and distribution agreement was canceled and replaced with an amendment to the VERITAS development, license and distribution agreement that granted a non-exclusive, except for several named resellers for which Sun Microsystems retained exclusive distribution rights, license to distribute and sub-license NetBackup, VERITAS HSM and all of the VERITAS Editions. VERITAS may not be able to deliver its products to Sun Microsystems in a timely manner despite the dedication of significant resources to the development of the products. Also, the simultaneous sales efforts of Sun Microsystems and VERITAS with respect to VERITAS' products could create certain channel conflicts.

  Agreement with Hewlett-Packard

     In November 1997, VERITAS entered into a marketing, engineering and distribution agreement with Hewlett-Packard under which Hewlett-Packard will offer certain components of the lite versions, or a functional subset of the VERITAS Volume Manager, VERITAS Clustered Volume Manager, VERITAS NetBackup and VERITAS File System with the HP-UX operating system. VERITAS will not receive royalties with respect to the lite version of the VERITAS File System embedded in the HP-UX operating system. Hewlett-Packard will become a reseller of VERITAS with respect to certain VERITAS products, including full feature versions of the above named products, and VERITAS will offer full feature products and value-added products to the HP-UX installed customer base. VERITAS may not be able to deliver its products to Hewlett-Packard in a timely manner. Also, it is possible that VERITAS deliverables and Hewlett-Packard deliverables under the agreement may not be synchronized in a timely and successful manner and that Hewlett-Packard may not be an effective reseller of VERITAS' products. The simultaneous sales efforts of Hewlett-Packard and VERITAS with respect to VERITAS' products could create certain channel conflicts.

  Sales, marketing and support organization

     During 1998, VERITAS continued to build its sales, marketing and customer support organization with a focus on delivery of its products to resellers, integrators and end users. As of December 31, 1998, VERITAS' U.S. sales, marketing and consulting force consisted of 360 employees, including 71 pre-sales engineers that provide technical sales assistance. VERITAS has sales subsidiaries in Canada, Japan, the United Kingdom, Germany, France, Sweden, the Netherlands and Australia. The international sales force of VERITAS, as of December 31, 1998, consisted of 112 persons located in Europe and North America and 13 persons located in Asia and the Pacific Rim. VERITAS also had approximately 140 resellers as of December 31, 1998 located in North America, Europe, Asia Pacific, South America and the Middle East.

     VERITAS expects to increase the number of its sales, marketing and customer support employees in the future in order to expand its direct sales efforts to resellers and end users. VERITAS may not have the necessary resources to accomplish this. It is also possible that it will not be able to establish and expand these new distribution channels successfully or complete the integration of its sales and marketing efforts successfully. VERITAS expects to hire additional sales employees in all regions in 1999. Competition for qualified sales, technical and other personnel is intense, and VERITAS may not be able to attract, assimilate or retain additional highly qualified employees in the future. VERITAS also may not be able to manage its growth effectively.

COMPETITION

     The markets in which VERITAS competes are intensely competitive and rapidly changing. VERITAS' principal competition in the storage foundation products area consists of internal development groups of current and prospective original equipment manufacturer customers, which have the resources and capability to develop their own storage management solutions. Among the original equipment manufacturers which have competing storage management products are:

     - Sun Microsystems for its Solaris system;

     - Digital Equipment Corporation for its Digital UNIX system;

     - IBM for its AIX system; and

     - Microsoft for Windows NT.

     VERITAS also encounters competition from other third party software vendors and hardware companies offering products that incorporate certain of the features provided by VERITAS' products, and from disk controller and disk subsystem manufacturers which have included or may include similar features.

     VERITAS' primary competitors in the storage application products area that VERITAS has encountered or expects to encounter include:

     - the Cheyenne division of Computer Associates, for its ARCserve product;

     - EMC, for its Enterprise Data Manager product;

     - International Business Machines Corporation, for its ADSTAR Distributed Storage Manager product;

     - Intelliguard, for its BudTool product;

     - Spectralogic, for its Alexandria Network Librarian product;

     - StorageTek, for its REELbackup product;

     - Hewlett-Packard, for its Omniback product; and

     - Legato Systems, for its NetWorker and GEMS products.

     Many of VERITAS' competitors have substantially greater financial, technical, sales, marketing and other resources, as well as greater name recognition and a larger installed customer base, than VERITAS. VERITAS expects that the market for storage management software, which historically has been large and fragmented, will become more consolidated with larger companies being better positioned to compete in such an environment in the long term. As the storage management software market develops, a number of companies with greater resources than VERITAS could attempt to increase their presence in this market by acquiring or forming strategic alliances with competitors or business partners of VERITAS.

     VERITAS' main competitors in the high availability and clustering product area include the Qualix Group, Inc., which is being acquired by Legato for its Qualix HA product, Sun, for its Sun Cluster product, and Hewlett-Packard, for its HP-ServiceGuard product.

     VERITAS' success will depend significantly on its ability to adapt to these competing forces, to develop more advanced products more rapidly and less expensively than its competitors, and to educate potential customers as to the benefits of licensing VERITAS' products rather than developing their own products. VERITAS' future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than VERITAS' products and could also bundle existing or new products with other more established products in order to compete with VERITAS. In addition, because there are relatively low barriers to entry for the software market, VERITAS expects additional competition from other established and emerging companies. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect VERITAS' business. VERITAS may not be able to compete successfully against current and future competitors, and the failure to do so would result in VERITAS' business being materially and adversely affected.

RESEARCH AND DEVELOPMENT

     VERITAS' core storage management and high availability products primarily operate with certain versions of the UNIX operating system as well as Windows NT, offering many features that are critical for commercial applications. VERITAS' development efforts have been directed towards developing new products for the UNIX operating system, developing new features and functionality for existing products, integrating products in the existing product line and porting new and existing products to new operating systems such as Windows NT.

     Current development initiatives. Currently, VERITAS' major research and development initiatives include:

     - Additional integration of the full family of storage management products, including further integration of VERITAS Storage Manager, VERITAS Volume Manager, VERITAS File System and NetBackup;

     - Development of new intelligent-level storage products;

     - Porting of UNIX products to Windows NT; and

     - Development of storage area network products.

     Each of these initiatives involves technical and competitive challenges and VERITAS may not be able to successfully overcome these challenges.

  Development work under Microsoft and Sun Microsystems agreements

     VERITAS' agreement with Microsoft provides for the development by VERITAS of a version of its Volume Manager product, which Microsoft has called Logical Disk Manager, to be ported to and embedded in version 5.0 of Windows NT. The agreement also requires VERITAS to develop a disk management graphical user interface designed specifically for Windows NT. Microsoft is providing funding for a significant portion of the development expenses for this product payable in quarterly increments. In order to perform under the agreement, VERITAS has hired additional personnel with expertise in the Windows NT operating system environment and is devoting substantial capital investment and resources to successfully complete this project.

     VERITAS' agreements with Sun Microsystems and HP also involve development obligations of VERITAS. VERITAS is required to commit significant staffing to its projects with these original equipment manufacturers. VERITAS may not have the resources necessary to perform its obligations under its agreements with these original equipment manufacturers. It is also possible that its development efforts will not be as successful as planned.

  Size and location of research and development group

     As of December 31, 1998, VERITAS' research and development staff consisted of 290 employees located at VERITAS' Mountain View, California headquarters and at VERITAS' facilities in Roseville, Minnesota and Cambridge, Massachusetts. In addition, VERITAS' subsidiary in Pune, India employed a research and development staff of approximately 48 people.

  Research and development expenditures

     Research and development expenses were $40.2 million in 1998, $25.2 million in 1997 and $18.5 million in 1996. These amounts exclude $0.6 million in 1998 and $2.2 million in 1996 for in-process research and development charges in connection with acquisitions. VERITAS believes that technical leadership is essential to its success and expects that it will continue to commit substantial resources to research and development. VERITAS' future success will depend in large part on its ability to enhance existing products, respond to changing customer requirements and develop and introduce in a timely manner new products that keep pace with technological developments and emerging industry standards. VERITAS continues to make substantial investments in undisclosed new products, which may or may not be successful. These research and development efforts may not be successfully completed and therefore, future products may not be available on a timely basis or achieve market acceptance.

  Need to hire research and development personnel

     VERITAS must hire additional research and development personnel for timely completion of new products, including the adaptation of its products to Windows NT and performance of obligations to key original equipment manufacturer partners. The market for these personnel is very competitive and there can be no assurance that they can be hired on a timely basis. VERITAS will often consider acquiring and purchasing technology to achieve certain of its objectives. VERITAS may not be able to accomplish this successfully.

  Effect of technological advances

     From time to time, VERITAS or its competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of VERITAS' existing products. Announcements of currently planned or other new products could cause customers to defer purchasing existing products of VERITAS. VERITAS has from time to time in the past experienced delays of up to several months due to the complex nature of software developed by VERITAS and other software developers for whose systems or applications VERITAS offers products. VERITAS could experience delays in connection with its current or future product development activities. Any such delays could have a material adverse effect on VERITAS' business.

PROPRIETARY RIGHTS

  Measures VERITAS takes to protect its intellectual property

     We regard certain features of our internal operations, software and documentation as proprietary and rely on contract, copyright, patent, trademark and trade secret laws, confidentiality procedures and other measures to protect our proprietary information. We currently hold no patents applicable to our current business, although we have filed several applications for patents, and existing copyright and trade secret laws afford only limited protection.

     As part of its confidentiality procedures, VERITAS generally enters into non-disclosure agreements with its employees, distributors and corporate partners, and license agreements with respect to its software, documentation and other proprietary information. These licenses are generally non-transferable and have a perpetual term.

  Infringement risks

     VERITAS may sometimes make source code available for certain of VERITAS' products. The provision of source code may increase the likelihood of misappropriation or other misuse of VERITAS' intellectual property. VERITAS also licenses some of its products pursuant to shrink wrap license agreements that are not signed by licensees and therefore may be unenforceable under the laws of certain jurisdictions. In addition, the laws of some foreign countries do not protect VERITAS' proprietary rights to the same extent as do the laws of the United States. VERITAS' protection of its proprietary rights may not be adequate. It is also possible that VERITAS' competitors could independently develop similar technology.

  Litigation risks

     We are not aware that our products, trademarks or other proprietary rights infringe the proprietary rights of third parties. However, from time to time, VERITAS receives notices from third parties asserting that VERITAS has infringed their patents or other intellectual property rights. VERITAS may find it necessary or desirable in the future to obtain licenses from third parties relating to one or more of its products or relating to current or future technologies. Third parties could assert infringement claims against VERITAS in the future with respect to current or future products. Any assertion could require VERITAS to enter into royalty arrangements or result in costly litigation. As the number of software products in the industry increases and the functionality of these products further overlap, VERITAS believes that software developers may become increasingly subject to infringement claims. Any claims, with or without merit, can be time consuming and expensive to defend.

     Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use VERITAS' products or technology without authorization, or to develop similar technology independently. Policing unauthorized use of VERITAS' products is difficult and, although VERITAS is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem.

  Trademarks

     VERITAS, the VERITAS logo and FirstWatch are registered trademarks of VERITAS. VERITAS Volume Manager, VERITAS File System, VERITAS NetBackup, VERITAS HSM, VERITAS Clustered File System, VERITAS Clustered Volume Manager, VERITAS Cluster Server, VERITAS Media Librarian, VERITAS Storage Manager, VERITAS Storage Replicator for Volume Manager, VERITAS Storage Replicator for File Systems, VERITAS Volume Optimizer, VERITAS Storage Planner and VERITAS Storage LookOut are trademarks of VERITAS.

EMPLOYEES

     As of December 31, 1998, VERITAS had 945 full-time employees, including 338 in research and development, 534 in sales, marketing, consulting and customer support and 73 in finance and administrative services. VERITAS and its employees are not parties to any collective bargaining agreement, and VERITAS believes that its relations with its employees are good. VERITAS believes that its future success will depend in part upon the continued service of its key employees and on its continued ability to hire and retain qualified personnel. VERITAS may not be able to retain its key employees and it may not be successful in attracting and retaining sufficient numbers of qualified personnel to conduct its business in the future.

EXECUTIVE OFFICERS

     The following table sets forth information with respect to persons who serve as executive officers of the Company.

          NAME            AGE                        POSITIONS
          ----            ---                        ---------
Mark Leslie.............  53    President, Chief Executive Officer and Co-Chairman
                                of the Board
Geoffrey W. Squire......  52    Executive Vice President and Co-Chairman of the
                                Board
Fred van den Bosch......  52    Executive Vice President, Engineering and Director
Kenneth E. Lonchar......  41    Senior Vice President, Finance and Chief Financial
                                Officer
Peter J. Levine.........  38    Senior Vice President, Strategic Operations
Paul A. Sallaberry......  43    Senior Vice President, Worldwide Sales
Jay A. Jones............  44    Vice President, General Counsel and Secretary

     Mr. Leslie has served as President and Chief Executive Officer of VERITAS since 1990 and as a director of VERITAS since 1988. Prior to 1990, he was the principal and owner of Leslie Consulting, a management consulting firm, and President and Chief Executive Officer of Rugged Digital Systems, Inc., a computer manufacturer. Mr. Leslie is also Chairman of the Board of Directors of Versant Object Technology Corporation, an object-oriented database software company.

     Mr. Squire has been Co-Chairman of the Board of Directors and Executive Vice President of VERITAS since April 1997, when VERITAS merged with OpenVision. Mr. Squire became a director of OpenVision in January 1994 and was appointed Chief Executive Officer of OpenVision in July 1995. From January 1994 to November 1994, Mr. Squire was Executive Vice President and Chief Executive Officer of International Operations and from November 1994 to June 1995 he was President and Chief Operating Officer of OpenVision. Prior to that time, Mr. Squire worked at Oracle Corporation most recently as a member of Oracle's Executive Committee as Chief Executive, International Operations. Mr. Squire has sat on the Council of the U.K. Computing Services and Software Association since 1990. In 1995, Mr. Squire was elected as the founding

President of the European Information Services Association. Mr. Squire also serves as a director of Industri-Mathematik International Corp.

     Mr. van den Bosch has served as Executive Vice President, Engineering of VERITAS since July 1997. Mr. van den Bosch served as Senior Vice President, Engineering of VERITAS from January 1991 to July 1997 and was appointed as a director of VERITAS in February 1996. From 1970 until 1990, he served in various positions with Philips Information Systems, including Director of Technology.

     Mr. Lonchar has served as Senior Vice President, Finance and Chief Financial Officer of VERITAS since January 1999. Mr. Lonchar became Vice President, Finance and Chief Financial Officer in April 1997 and served as Vice President, Finance until February 1999. Mr. Lonchar was Chief Financial Officer and Senior Vice President of OpenVision from December 1995 until the merger in April 1997. Prior to joining OpenVision, Mr. Lonchar was Vice President, Finance and Administration and Chief Financial Officer of Microtec Research, Inc., a publicly-traded software company. Mr. Lonchar is a certified public accountant.

     Mr. Levine has served as Senior Vice President, Strategic Operations of VERITAS since January 1999, after serving as Senior Vice President, OEM Sales from December 1997 to December 1998. Mr. Levine served as Vice President, OEM Sales of VERITAS from December 1995 to December 1997. From January 1995 to November 1995, Mr. Levine was Director of Marketing of VERITAS. From July 1992 to December 1994, Mr. Levine was an OEM Sales Representative at the Company. Prior to 1992, Mr. Levine held several software engineering and consulting at MIT's Project Athena, the Open Software Foundation and Apollo Computer.

     Mr. Sallaberry has served as Senior Vice President, Worldwide Sales of VERITAS since July 1997. Mr. Sallaberry served as Vice President, North American Sales of VERITAS from April 1997 to July 1997. Mr. Sallaberry was OpenVision's Senior Vice President of Sales from October 1992 until June 1994. Mr. Sallaberry rejoined OpenVision in February 1995 as Senior Vice President of North American Operations. From 1989 through 1992, he served in various positions at Oracle Corporation, most recently as Vice President, Vertical Sales Division.

     Mr. Jones has served as Vice President, General Counsel and Secretary of VERITAS since April 1997. Mr. Jones joined OpenVision as General Counsel in March 1993 and was appointed Vice President, General Counsel and Secretary in July 1994 and served in those capacities until the merger in April 1997. Prior to March 1993, Mr. Jones served in various management positions at Oracle Corporation and Word Star International Incorporated, a word processing software company. Mr. Jones is a member of the California Bar Association.

ITEM 2. PROPERTIES

     The VERITAS executive offices are located in Mountain View, California. Principal facilities are also located in Mountain View, California. Major portions of the Company's facilities are occupied under leases that expire at various times through 2012. The following is a summary of square footage of premises leased by VERITAS as of December 31, 1998, excluding 24 small sales offices.

                                                              APPROXIMATE
                                                                SQUARE
                          LOCATION                              FOOTAGE
                          --------                            -----------
North America
  California................................................    206,572
  Georgia...................................................      2,501
  Illinois..................................................     10,027
  Massachusetts.............................................     26,272
  Minnesota.................................................     62,420
  New Jersey................................................      8,397
  New York..................................................      4,560
  Virginia..................................................      4,825
  Washington................................................      4,119
  Canada....................................................      5,870
                                                                -------
     Total North America....................................    335,563
                                                                -------
Europe
  England...................................................     21,975
  Germany...................................................     17,578
  France....................................................      3,014
                                                                -------
     Total Europe...........................................     42,567
                                                                -------
Asia
  India.....................................................     15,486
  Japan.....................................................      3,995
                                                                -------
     Total Asia.............................................     19,481
                                                                -------
          Total.............................................    397,611
                                                                =======

ITEM 3. LEGAL PROCEEDINGS

     From time to time, VERITAS is involved in legal proceedings and litigation arising in the ordinary course of business. VERITAS is not a party to any litigation or other legal proceeding that, in the opinion of management, could have a material adverse effect on VERITAS' business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

PRICE RANGE OF COMMON STOCK

     The common stock of VERITAS has been traded on the Nasdaq National Market under the symbol "VRTS" since our initial public offering in December 1993. The following table sets forth the high and low sales price per share of common stock for the periods indicated. All prices have been adjusted to reflect stock splits. Such prices represent prices between dealers, do not include retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                                    HIGH      LOW
                                                   ------    ------
Fiscal 1997
  First Quarter..................................  $25.33    $11.89
  Second Quarter.................................   24.06     10.11
  Third Quarter..................................   33.67     21.94
  Fourth Quarter.................................   35.92     23.00
Fiscal 1998
  First Quarter..................................  $40.17    $26.08
  Second Quarter.................................   43.67     33.50
  Third Quarter..................................   60.25     41.38
  Fourth Quarter.................................   65.00     23.75

     As of February 28, 1999, there were approximately 370 holders of record of our common stock. Brokers and other institutions hold many of such shares on behalf of stockholders. VERITAS estimates the total number of stockholders represented by these record holders to be approximately 10,000.

DIVIDEND POLICY

     VERITAS has never declared or paid a cash dividend on its capital stock. We currently anticipate that we will retain future earnings, if any, to fund development and growth of our business and do not anticipate paying any cash dividends in the foreseeable future.

SALES OF UNREGISTERED SECURITIES

     In October 1997, VERITAS issued and sold 5.25% Convertible Subordinated Notes due 2004 (the Notes) amounting to $100 million in aggregate principal amount to UBS Securities LLC in reliance upon Section 4(2) of the Securities Act of 1933 for resale by the initial purchaser to qualified institutional buyers within the United States in reliance upon Rule 144A promulgated under the Securities Act, and to non-U.S. persons outside the United States in reliance upon Regulation S promulgated under the Securities Act. The initial purchase price for the Notes was $100 million less the initial purchaser's discount of 2.5%, or $2.5 million of the principal amount purchased. The notes are convertible into shares of VERITAS common stock at any time prior to the close of business on the maturity of the notes on November 1, 2004, unless previously redeemed or repurchased, at a conversion price of $43.00 per share, subject to adjustment in certain events. On or after November 5, 2002, the notes will be redeemable over the period of time until maturity at the option of VERITAS at declining premiums to par. The debt issuance costs are being amortized over the term of the Notes using the interest method.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected consolidated financial data are derived from VERITAS' consolidated financial statements. The results of operations for the fiscal years ended December 31, 1996, 1995 and 1994 combine the pre-merger historical results of operations of VERITAS with the pre-merger twelve months ended December 31, 1996 and 1995 and for the fiscal year ended June 30, 1995 of OpenVision, respectively. As a result, the operating results of OpenVision for the six months ended June 30, 1995, including revenue of $11.2 million and a net loss of $5.7 million are included in the consolidated statement of operations data for both fiscal 1995 and 1994. Share and per share data applicable to prior periods has been restated to give retroactive effect to a 3-for-2 stock split in the form of a stock dividend effected in May 1998. This data should be read in conjunction with the consolidated financial statements and notes thereto, and
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                 YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------------
                                    1998       1997       1996        1995        1994
                                  --------   --------   ---------   ---------   ---------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA:
Total net revenue...............  $210,865   $121,125   $  72,746   $  47,826   $  33,575
Merger-related costs............        --      8,490          --          --          --
In-process research and
  development...................       600         --       2,200          --          --
Income (loss) from operations...    53,668     20,076      11,858       1,193     (15,212)
Net income (loss)...............    51,648     22,749      12,129       2,371     (15,274)
Net income (loss) per share --
  basic.........................  $   1.10   $   0.50   $    0.28   $    0.06   $   (0.38)
Net income (loss) per share --
  diluted.......................  $   1.00   $   0.46   $    0.26   $    0.06   $   (0.38)
Number of shares used in
  computing per share amounts --
  basic.........................    47,013     45,622      43,026      40,353      39,829
Number of shares used in
  computing per share amounts --
  diluted.......................    51,671     49,493      46,496      43,062      39,829

                                                    AS OF DECEMBER 31,
                                  -------------------------------------------------------
                                    1998       1997       1996        1995        1994
                                  --------   --------   ---------   ---------   ---------
                                                      (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Working capital.................  $198,842   $188,578   $  67,413   $  23,451   $  14,690
Total assets....................   349,117    241,880      94,524      48,100      36,830
Long-term obligations...........   100,773    100,911       1,468       6,205       6,366
Accumulated deficit.............   (29,416)   (81,064)   (103,813)   (115,942)   (124,064)
Stockholders' equity............   169,854    104,193      74,955      23,602      14,052

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As indicated in Item 1 above, this Form 10-K contains certain forward-looking statements that involve numerous risks and uncertainties which are described throughout this Form 10-K. Such forward-looking statements consist of statements that are not purely historical, including, without limitation, statements regarding our expectations, beliefs, intentions or strategies regarding the future. The actual results that VERITAS achieves may differ materially from those anticipated by any forward looking statements due to risks and uncertainties such as those described below under "Factors That May Affect Future Results."

OVERVIEW

     VERITAS is the leading independent supplier of enterprise data storage management solutions, providing advanced storage management software for open system environments. Our products provide performance improvement and reliability enhancement features that are critical for many commercial applications. These products enable protection against data loss and file corruption, rapid recovery after disk or system failure, the ability to process large files efficiently and the ability to manage and backup large networks of systems without interrupting users. In addition, VERITAS' products provide an automated failover between computer systems organized in clusters sharing disk resources. VERITAS' highly scalable products can be used independently, and certain products can be combined to provide interoperable client/server storage management solutions. VERITAS' products offer centralized administration with a high degree of automation, enabling customers to manage complex, distributed environments cost effectively by increasing system administrator productivity and system availability. VERITAS also provides a comprehensive range of services to assist customers in planning and implementing storage management solutions. VERITAS markets its products and associated services to OEM and end-user customers through a combination of direct sales and indirect sales channels. These indirect sales channels include resellers, VARs, hardware distributors, application software vendors and systems integrators.

     VERITAS derives its user license fee revenue from shipments of its software programs to end-user customers through direct sales channels, indirect sales channels and OEM customers. VERITAS' OEM customers either bundle VERITAS' products with the OEM products licensed by such OEMs or offer them as options. Certain OEMs may also resell VERITAS' products. VERITAS receives a user license fee each time the OEM licenses a copy of the OEM products to a customer that incorporates one or more of VERITAS' products. VERITAS' license agreements with its OEM customers generally contain no minimum sales requirements and there can be no assurance that any OEM will either commence or continue shipping operating systems incorporating VERITAS' products in the future. Moreover, following the execution of new agreements between VERITAS and OEM customers and resellers, a significant period of time may elapse before any revenues to VERITAS are generated thereunder due to the development work which VERITAS must generally undertake under such agreements and the time needed for the sales and marketing organizations within such customers and distributors to become familiar with and gain confidence in VERITAS' products. Approximately 26%, 29% and 36% of VERITAS' net revenue was generated from OEM business during 1998, 1997 and 1996, respectively.

     VERITAS' services revenue consists of fees derived from annual maintenance agreements, from consulting and training services and from porting fees. The OEM maintenance agreements covering VERITAS products provide for technical and emergency support and minor unspecified product upgrades for a fixed annual fee. The maintenance agreements covering products that are licensed through non-OEM channels provide for technical support and unspecified product upgrades for an annual service fee based on the number of user licenses purchased and the level of service subscribed. Porting fees consist of fees derived from porting and other non-recurring engineering efforts when VERITAS ports, or adapts, its storage management products to an OEM's operating system and when VERITAS develops certain new product features or extensions of existing product features at the request of a customer. In most cases, VERITAS retains the rights to technology derived from porting and non-recurring engineering work for licensing to other customers and therefore generally does such work on a relatively low, and sometimes negative, margin.

     VERITAS has made, and intends to continue to make, a substantial investment in porting its products to new operating systems, including Windows NT. The success of the Windows NT product development may be dependent on receipt of development funding from third parties, including Microsoft, and failure to receive such funding could hamper VERITAS' efforts to timely expand its products into the Windows NT market. The porting and development process requires substantial capital investment and the devotion of substantial employee resources to such effort and the added focus on Windows NT development has required, and will continue to require, VERITAS to hire additional personnel. Under an agreement with Microsoft, VERITAS has committed to develop a functional subset of the VERITAS Volume Manager product that will be ported to and embedded in Windows NT. The agreement also requires VERITAS to develop a disk management graphical user interface designed specifically for Windows NT. Microsoft has provided VERITAS with significant funding towards such development effort. VERITAS recognizes revenue under the development contract with Microsoft on a percentage-of-completion basis consistent with its policy for revenue recognition for other similar agreements. The payment terms in the Microsoft agreement do not directly correlate to the timing of development efforts and therefore revenue recognition does not directly correlate to contract billings. VERITAS recognized revenue related to the Microsoft agreement of approximately $0.8 million in 1998, $3.7 million in 1997 and $0.5 million in 1996, and incurred costs of $0.7 million in 1998, $2.4 million in 1997, and $0.2 million in 1996. Payments received from Microsoft were $2.0 million in 1998, $2.8 million in 1997, and $0.2 million in 1996. The Microsoft relationship requires VERITAS to expand its marketing and sales operations to deal with higher volume markets in which VERITAS has limited experience. See "Factors That May Affect Future Results -- VERITAS plans to port products to new operating system and we face uncertainties in porting products and developing new products" and "-- We will be distributing our products through multiple distribution channels, each of which is subject to risks."

     VERITAS' international sales are generated primarily through its international sales subsidiaries. International revenue outside the United States and Canada, most of which is collectible in foreign currencies, accounted for 21%, 19% and 28% of the Company's total revenue in 1998, 1997 and 1996, respectively. VERITAS' international revenue increased 93% to $44.4 million in 1998 from $23.0 million in 1997, and 11% from $20.7 million in 1996. Since much of VERITAS' international operating expenses are also incurred in local currencies, the relative impact of exchange rates on net income or loss is relatively less than the impact on revenues. Although VERITAS' operating and pricing strategies take into account changes in exchange rates over time, VERITAS' operating results may be significantly affected in the short term by fluctuations in foreign currency exchange rates. VERITAS' international subsidiaries purchase licenses from the parent company resulting in intercompany receivables and payables. These receivables and payables are carried on each company's books at the local currency that existed at the time of the transaction. Such receivables and payables are eliminated for financial statement reporting purposes. Prior to elimination, the amounts carried in foreign currencies are converted to U.S. Dollars at the then current rate, or "marked to market." The marked to market process may give rise to currency gains and losses. Such gains or losses are recognized on VERITAS' statement of operations as a component of other income, net. To date, such gains or losses have not been material.

     VERITAS believes that its success depends upon continued expansion of its international operations. VERITAS currently has sales and service offices in the United States, Canada, Japan, the United Kingdom, Germany, France, Sweden, Switzerland and the Netherlands, a development center in India, and resellers located in North America, Europe, Asia Pacific, South America and the Middle East. International expansion may require VERITAS to establish additional foreign offices, hire additional personnel and recruit additional international resellers, resulting in the diversion of significant management attention and the expenditure of financial resources. To the extent that VERITAS is unable to effect these additions efficiently, growth in international sales will be limited, which would have a material adverse effect on VERITAS' business, operating results and financial condition. International operations also subject VERITAS' to a number of risks inherent in developing and selling products outside the United States, including potential loss of developed technology, limited protection of intellectual property rights, imposition of government regulation, imposition of export duties and restrictions, cultural differences in the conduct of business, and political and economic instability. Furthermore, certain global markets, including Asia, Russia and Latin America, are currently undergoing significant economic turmoil which could result in deferral of purchase of information technology products and services by potential customers located in such markets, thereby further limiting VERITAS' ability to expand international operations. See "Factors That May Affect Future
Results -- Expanding our international sales depends on economic stability in regions that recently have been unstable."

     On April 1, 1996, VERITAS acquired all of the outstanding capital stock of Advanced Computing Systems Company (ACSC), a company which had developed technology for the operation and management of removable media volumes, devices and repositories, for a total cost of approximately $3.5 million. Of the total charge, $2.2 million was allocated to in-process research and development which was expensed in the second quarter of 1996 and approximately $1.3 million was allocated to acquired intangibles that were originally amortized and then fully written off in the second quarter of 1997. The write-off was part of the OpenVision merger-related costs, as the ACSC product line became redundant upon consummation of the OpenVision merger.

     VERITAS merged with OpenVision on April 25, 1997. The OpenVision merger was accounted for as a "pooling of interests" for financial reporting purposes.

     As a result of the OpenVision merger, VERITAS incurred charges to operations of $8.5 million during the second quarter of 1997, consisting of approximately $4.2 million for transaction fees and professional services, $1.9 million for contract terminations and asset write-offs and $2.4 million for other costs incident to the OpenVision merger. Of the total charge, $1.2 million resulted from the write-down of redundant assets and facilities, primarily consisting of intangible assets related to a prior acquisition which became redundant as a result of OpenVision having a similar product line, and $7.3 million involved cash outflows.

     On May 15, 1998, VERITAS acquired all of the outstanding stock of Windward Technologies, Inc., a company that develops failure prediction software, for a total cost of $2.5 million. Of the total cost, $0.6 million was allocated to in-process research and development and $1.9 million was allocated to acquired intangibles, which will be amortized over a five year period. The transaction was accounted for using purchase accounting. The Consolidated Statements of Operations include the results of operations of Windward subsequent to the acquisition date.

     On September 1, 1998, VERITAS entered into a Combination Agreement to acquire TeleBackup Systems Inc., a Canadian corporation. TeleBackup designs, develops and markets software solutions for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. As a result of the Combination Agreement, TeleBackup will become a wholly-owned subsidiary of VERITAS and a reorganization of capital of TeleBackup will occur pursuant to which the TeleBackup shareholders will exchange each of their TeleBackup common shares for a fraction of a newly created exchangeable share calculated by application of the exchange ratio set forth in the Combination Agreement. The exchangeable shares will be exchangeable for an equivalent number of shares of VERITAS' common stock. Options to purchase TeleBackup common shares will be converted into options to purchase a number of shares of VERITAS' common stock determined by application of the exchange ratio. The TeleBackup security holders will receive at least 1,555,000 shares (less the number of shares reserved for outstanding TeleBackup options) but no more than 1,900,000 shares of VERITAS' common stock in the transaction, with the exchange ratio being subject to adjustment within the aforementioned range based upon the trading price of VERITAS' common stock prior to the closing of the transaction. If the Seagate Transaction discussed below is consummated, the obligation to issue shares in connection with the TeleBackup acquisition will be assumed by a newly formed holding company as described below. The transaction is expected to close in April 1999, subject to regulatory and stockholder approval and other customary closing conditions.

     On October 5, 1998, VERITAS entered into an Agreement and Plan of Reorganization (the Plan) with VERITAS Holding Corporation, a Delaware corporation (New VERITAS), Seagate Technology, Inc., a Delaware corporation
(STI), Seagate Software, Inc., a Delaware corporation and majority-owned subsidiary of STI (SSI) and Seagate Software Network & Storage Management Group, Inc. (NSMG), a Delaware corporation and wholly owned subsidiary of SSI, which provides for (i) the merger of a wholly owned subsidiary of New VERITAS with and into VERITAS and the assumption and conversion of all outstanding securities of VERITAS, on a share for share basis, into New VERITAS securities having identical rights, preferences and privileges, including convertible debentures of VERITAS which will become convertible into common stock of New VERITAS on the same basis as they are currently convertible into VERITAS' common stock (the Merger), and (ii) the contribution by SSI, STI and certain of their subsidiaries to New VERITAS of (a) the outstanding stock of Seagate Software Network & Storage Management Group, Inc. and (b) those assets used primarily in the Network & Storage Management Group business of SSI, in consideration for the issuance of shares of common stock of New VERITAS to SSI and the offer by New VERITAS to grant options to purchase common stock of New VERITAS to certain SSI employees who become employees of New VERITAS or its subsidiaries in exchange for cancellation by such employees of their respective options to purchase common stock of SSI (the Seagate Transaction or the NSMG combination). As part of the Seagate Transaction, New VERITAS will also assume certain liabilities of the NSMG business.

     Upon consummation of the Seagate Transaction, New VERITAS shall issue a number of shares of common stock to SSI equal to approximately 40% of the fully-diluted common stock equivalent equity interests in New VERITAS, assuming conversion of all convertible securities, including VERITAS' convertible debentures, and exercise of all assumed options and warrants, less that number of shares of New VERITAS common stock issuable upon exercise of New VERITAS options issued to SSI employees in exchange for their outstanding options to purchase shares of SSI common stock. Upon consummation of the Merger, the former security holders of VERITAS will be issued New VERITAS securities representing approximately 60% of the fully-diluted common stock equivalent equity interests in New VERITAS. The consummation of the Merger and the Seagate Transaction are subject to a number of conditions, including approval by the stockholders of VERITAS and SSI, receipt of regulatory approvals and other customary closing conditions.

     The TeleBackup acquisition will be accounted for by VERITAS using the purchase method of accounting. The acquisition of the NSMG business will also be accounted for as a purchase transaction. Following consummation of the NSMG and TeleBackup transactions, VERITAS currently expects to incur charges of approximately $209.0 million per fiscal quarter primarily related to the amortization of acquired goodwill and other intangibles over a four-year period, based on the closing price of VERITAS common stock on March 29, 1999. VERITAS also expects to incur charges to operations for a one-time write-off related to acquired in-process research and development costs in the fiscal quarter in which these transactions are consummated. These charges are currently estimated to be approximately $104.5 million. Such amounts are preliminary and are subject to change upon the final determination of the purchase price of both NSMG and TeleBackup at the time of closing of each transaction. In addition, as a result of the NSMG acquisition, VERITAS expects to incur a restructuring charge in the same fiscal quarter that these transactions are consummated. This one-time restructuring charge relates primarily to exit costs with respect to duplicate facilities of VERITAS, which VERITAS plans to vacate. VERITAS estimates this restructuring charge to be in the range of $9.0 million to $13.0 million. Such costs are in addition to the liability for the estimated costs to vacate facilities of NSMG, which will become duplicative upon the closing of the NSMG transaction, which liability will be assumed by VERITAS and included as a part of the purchase price.

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

     All share and per share data applicable to prior periods has been restated to give retroactive effect to the 3-for-2 stock split effected on May 20, 1998.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, certain items in VERITAS' statements of operations expressed as a percentage of total revenue.

                                                            YEARS ENDED DECEMBER 31,
                                                            ------------------------
                                                            1998      1997      1996
                                                            ----      ----      ----
Net revenue:
  User license fees.......................................   80%       79%       81%
  Services................................................   20        21        19
                                                            ---       ---       ---
     Total net revenue....................................  100       100       100
Cost of revenue:
  User license fees.......................................    4         4         4
  Services................................................   10        10         6
                                                            ---       ---       ---
     Total cost of revenue:...............................   14        14        10
                                                            ---       ---       ---
Gross profit..............................................   86        86        90
Operating expenses:
  Selling and marketing...................................   36        35        36
  Research and development................................   19        21        25
  General and administrative..............................    5         7         9
  Merger-related costs....................................   --         7        --
  In-processes research and development...................   --        --         3
                                                            ---       ---       ---
     Total operating expenses.............................   60        70        73
                                                            ---       ---       ---
Income from operations....................................   26        16        17
Interest and other income, net............................    6         4         4
Interest expense..........................................   (3)       (1)       --
                                                            ---       ---       ---
Income before income taxes................................   29        19        21
Provision for income taxes................................    4         1         3
                                                            ---       ---       ---
Net income................................................   25%       18%       18%
                                                            ===       ===       ===

  Net Revenue

     VERITAS' total net revenue increased 74% to $210.9 million in 1998 from $121.1 million in 1997, when it increased 67% from $72.7 million in 1996. VERITAS believes that the percentage increases in total revenue achieved in these periods are not necessarily indicative of future results. VERITAS' revenue is comprised of user license fees and service revenue. Growth in user license fees has been driven primarily by increasing market acceptance of VERITAS' products, introduction of new products and a larger percentage of total license revenue generated through the direct sales channel. Service revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting services, training services and porting fees. The growth in service revenue has been driven primarily by increased sales of service and support contracts on new license sales and, to a lesser extent, by increasing renewals of these contracts by VERITAS' installed base of licensees. VERITAS also experienced an increase in demand for consulting and training services. Porting fees are derived from VERITAS' funded development efforts that are typically associated with VERITAS' agreements with OEMs.

     User License Fees. User license fees increased 75% to $167.7 million in 1998 from $95.7 million in 1997, when it increased 62% from $59.2 million in 1996. The increases in both 1998 and 1997 were primarily the result of continued growth in market acceptance of

VERITAS' software products, a greater volume of large end-user transactions, increased revenue from OEM resales of bundled and unbundled VERITAS products and the introduction of new products. In particular, VERITAS' user license fees from storage products increased by approximately 72% in 1998 from 1997, and accounted for 88%, 89% and 79% of user license fees in 1998, 1997 and 1996, respectively. User license fee growth in 1998 and 1997 also included increases in direct sales and sales from other non-OEM distributors.

     Service Revenue. Service revenue increased 70% to $43.2 million in 1998, from $25.4 million in 1997, when it increased 88% from $13.5 million in 1996. The increases in both 1998 and 1997 were primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent in 1997, an increase in demand for consulting and training services.

  Cost of Revenue

     Cost of user license fees consists primarily of royalties, media, manuals and distribution costs. Cost of service revenue consists primarily of personnel-related costs in providing maintenance, technical support, consulting and training to customers, and development efforts in porting. Gross margin on user license fees is substantially higher than gross margin on service revenue, reflecting the low materials, packaging and other costs of software products compared with the relatively high personnel costs associated with providing maintenance, technical support, consulting, training services and development efforts. Cost of service revenue also varies based upon the mix of maintenance, technical support, consulting and training services.

     Cost of User License Fees. Cost of user license fees increased 86% to $8.8 million in 1998 from $4.7 million in 1997, and increased 57% in 1997 from $3.0 million in 1996. The increases are primarily the result of a larger percentage of license fees being generated from the sale of products with higher royalty rates. Gross margin on user license fees remained constant at 95% in each of the three years ended December 31, 1998, 1997 and 1996. The gross margin on user license fees may vary from period to period based on the license revenue mix and certain products having higher royalty rates than other products. VERITAS does not expect improvements in gross margin on user license fees.

     Cost of Service Revenue. Cost of service revenue increased 76% to $20.7 million in 1998 from $11.7 million in 1997, and increased 164% in 1997 from $4.4 million in 1996. Gross margin on service revenue was 52%, 54% and 67% in 1998, 1997 and 1996, respectively. The decreases in gross margin were primarily due to personnel additions in our customer support and training and consulting organizations, in anticipation of increased demand for such services. In addition, VERITAS devoted technical resources to fund porting activities in excess of the amounts chargeable to customers.

  Operating Expenses

     Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with VERITAS' sales and marketing efforts. Selling and marketing expenses increased 78% to $76.4 million in 1998 from $42.9 million in 1997, and increased 65% in 1997 from $26.0 million in 1996. Selling and marketing expenses as a percentage of total net revenue remained relatively consistent at 36%, 35% and 36% in 1998, 1997 and 1996, respectively. The increase in absolute dollars is primarily attributable to increased sales and marketing staffing and, to a lesser extent, increased costs associated with new marketing programs. VERITAS intends to continue to expand its global sales and marketing infrastructure, and accordingly, VERITAS expects its selling and marketing expenses to increase in absolute dollars but not change significantly as a percentage of revenue in the future.

     Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering related costs. Research and development expenses increased 60% to $40.2 million in 1998 from $25.2 million in 1997, and increased 36% in 1997 from $18.5 million in 1996. The increase was due primarily to increased staffing levels. As a percentage of total net revenue, research and development expenses decreased to 19% in 1998 from 21% in 1997 and 25% in 1996. VERITAS believes that a significant level of research and development investment is required to remain competitive, and expects such expenses will continue to increase in absolute dollars in future periods, although such expenses may continue to decline as a percentage of total net revenue to the extent revenue increases. Research and development expenses can be expected to fluctuate from time to time to the extent that VERITAS makes periodic incremental investments in research and development and VERITAS' level of revenue fluctuates.

     General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 31% to $10.5 million in 1998 from $8.0 million in 1997, and increased 19% in 1997 from $6.7 million in 1996. General and administrative expenses as a percentage of revenue were 5%, 7% and 9% in 1998, 1997 and 1996, respectively. The increases in absolute dollars in 1998 and 1997 were primarily due to additional personnel costs and other expenses associated with VERITAS enhancing its infrastructure to support expansion of its operations. General and administrative expenses are expected to increase in future periods in absolute dollars to the extent VERITAS expands its operations.

     Merger-Related Costs. As a result of the OpenVision merger, VERITAS incurred charges to operations of $8.5 million in the second quarter of 1997, consisting of approximately $4.2 million for transaction fees and professional services, $1.9 million for contract terminations and asset write-offs and $2.4 million for other costs incident to the OpenVision merger. Of the total charge, $1.2 million resulted from the write-down of redundant assets and facilities, primarily consisting of intangible assets related to a prior acquisition which were redundant as a result of OpenVision having a similar product line, and $7.3 million involved cash outflows for banking, legal and accounting fees and other direct costs and payments in connection with the elimination of duplicative facilities. The remaining unpaid amount of $0.2 million at December 31, 1998 related primarily to ongoing lease payments for vacated facilities through the termination of the lease or the estimated date which such facilities will be subleased.

     In-Process Research and Development. On April 1, 1996, VERITAS acquired all of the outstanding capital stock of ACSC for a total cost of approximately $3.5 million. Of the total cost, $2.2 million was allocated to in-process research and development and expensed in the second quarter of 1996. Approximately $1.3 million was allocated to intangible assets that originally were amortized and then fully written off in the second quarter of 1997 as part of the OpenVision merger-related costs, since the ACSC product line became redundant upon the OpenVision merger. On May 15, 1998, VERITAS acquired all of the outstanding stock of Windward for a total cost of $2.5 million. The transaction was accounted for using purchase accounting. Of the total cost, $0.6 million was allocated to in-process research and development and $1.9 million was allocated to acquired intangibles which is being amortized over a five year period. Total cash outflows in 1998 related to this purchase were $1.3 million. VERITAS agreed to pay the sole shareholder of Windward certain earn-out payments of up to an aggregate of $1.2 million over the next two years subject to satisfaction of certain conditions (which it was probable would be met) and the amount was accrued at the acquisition date. VERITAS also agreed to pay that shareholder a royalty on certain future product revenue derived from the products acquired over a five year period, up to a maximum of $2.5 million. The Consolidated Statements of Operations include the results of operations of Windward subsequent to the acquisition date.

     Interest and Other Income, Net. Interest and other income, net increased to $11.8 million in 1998 from $4.9 million in 1997, and $2.8 million in 1996. The increases were due primarily to increased amounts of interest income attributable to the higher level of funds available for investment. Foreign exchange transaction gains and losses which are included in other income, net, have not had a significant effect on VERITAS' results of operations.

     Interest Expense. Interest expense increased to $5.7 million in 1998 from $1.2 million in 1997, and $0.3 million in 1996. Interest expense in 1998 and 1997 consists primarily of interest accrued under the Convertible Subordinated Notes issued by VERITAS in October 1997. Interest expense in 1996 was insignificant.

     Income Taxes. VERITAS had effective tax rates of 14%, 4% and 15% in 1998, 1997 and 1996, respectively. VERITAS' effective tax rate is lower than the combined federal and state statutory rates primarily due to the utilization of federal net operating loss carryforwards and other credit carryforwards, offset by the impact of state and foreign taxes.

     VERITAS accounts for its income taxes under Statement of Financial Accounting Standards No. 109 (SFAS No. 109), "Accounting for Income Taxes." Under SFAS No. 109, deferred tax liabilities and assets are recognized for the expected future tax consequences of temporary differences between the carrying amount of assets and liabilities for financial reporting and the amounts used for income taxes. The realization of VERITAS' net deferred tax assets, which relate primarily to net operating loss carryforwards and temporary differences, is dependent on generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the net deferred tax assets considered realizable, however, could be reduced or increased in the near term if estimates of future taxable income are changed. Management intends to evaluate the realizability of the net deferred tax assets on a quarterly basis to assess the need for the valuation allowance.

     New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. VERITAS will be required to implement SFAS No. 133 for its fiscal year ending December 31, 2000. VERITAS' exchange rate hedging activities have been insignificant to date and VERITAS does not believe that the impact of SFAS No. 133 will be material to its financial position, results of operations or cash flows.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. VERITAS will be required to implement SOP 98-1 for its fiscal year ending December 31, 1999 and does not believe that the impact of SOP 98-1 will be material to VERITAS' financial position, results of operations and cash flows.

     In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 "Software Revenue Recognition" to require recognition of revenue using the "residual method" when certain criteria are met. VERITAS will be required to implement these provisions of SOP 98-9 for its fiscal year ending December 31, 2000. Effective in December 1998, SOP 98-9 also amends SOP 98-4 (an earlier amendment to SOP 97-2) to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4. VERITAS does not believe the impact of SOP 98-9 will be material to VERITAS' financial position, results of operations and cash flows.

LIQUIDITY AND CAPITAL RESOURCES

     VERITAS' cash, cash equivalents and short-term investments totaled $211.1 million at December 31, 1998 and represented 60% of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper, market auction preferreds and other medium-term notes. At December 31, 1998, VERITAS had $100.8 million of long-term obligations and stockholders' equity was approximately $169.9 million.

     Net cash provided from operating activities was $62.8 million, $26.8 million and $14.4 million in 1998, 1997 and 1996, respectively. Increases in 1998 and 1997 cash provided by operating activities resulted primarily from net income and increases in accounts payable, accrued liabilities and deferred revenue balances. These sources of cash were offset somewhat by uses of cash in connection with an increase in balances of accounts receivable and prepaid expenses, reflecting VERITAS' overall growth.

     VERITAS' investing activities used cash of $13.4 million in 1998 primarily due to capital expenditures of $23.4 million. In addition, VERITAS used $1.3 million of cash for the purchase of Windward in May 1998. VERITAS' investing activities used cash of $71.1 million in 1997 primarily for net purchases of short-term investments of $65.0 million, and capital expenditures of $6.2 million. VERITAS' investing activities used cash of $31.4 million in 1996 and consisted primarily of $22.7 million of net purchases of short-term investments, $5.5 million used for capital expenditures and $3.5 million used for the purchase of ACSC.

     Financing activities provided cash of $14.0 million in 1998, arising primarily from the issuance of common stock under VERITAS' employee stock plans. Financing activities provided cash of $102.9 million in 1997, primarily from the net proceeds of $97.5 million from the issuance of the Notes and issuance of common stock of $5.8 million under VERITAS' employee stock plans, partially offset by the payment against the note payable. In 1996, financing activities provided cash of $31.0 million that reflects the net proceeds of $36.4 million from OpenVision's May 1996 initial public stock offering and issuance of common stock of $2.7 million under VERITAS' employee stock plans, partially offset by the payments made against notes payable.

     In October 1997, VERITAS issued $100.0 million of 5.25% Convertible Subordinated Notes due 2004 (the Notes), for which VERITAS received net proceeds of $97.5 million. The Notes provide for semi-annual interest payments each May 1 and November 1, commencing on May 1, 1998. The Notes are convertible into shares of VERITAS' common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $43.00 per share, subject to adjustment in certain events. On or after November 5, 2002, the Notes will be redeemable over the period of time until maturity at the option of VERITAS at declining premiums to par. The debt issuance costs are being amortized over the term of the Notes using the interest method.

     The issuance of the Notes resulted in a ratio of long-term debt to total capitalization at December 31, 1998 of approximately 37%. As a result of this additional indebtedness, VERITAS' principal and interest payment obligations have increased substantially. The degree to which VERITAS will be leveraged could materially and adversely affect VERITAS' ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. VERITAS will require substantial amounts of cash to fund scheduled payments of principal and interest on its indebtedness, including the Notes, future capital expenditures and any increased working capital requirements. If VERITAS is unable to meet its cash requirements out of cash flow from operations, there can be no assurance that it will be able to obtain alternative financing.

     VERITAS is in the process of acquiring the NSMG business and TeleBackup. VERITAS expects that its security holders will own 60% of the fully-diluted equity of New VERITAS after acquiring the NSMG business, and that SSI and certain SSI option holders will own 40% of the fully-diluted equity securities of New VERITAS. In addition, VERITAS or New VERITAS will issue between 1.5 million and 1.9 million shares of common stock, depending on the closing prices of VERITAS' common stock on the Nasdaq National Market prior to the closing of the TeleBackup transaction, in exchange for TeleBackup becoming a subsidiary of VERITAS. Both acquisitions are subject to regulatory and stockholder approval and other customary closing conditions. The acquisitions are expected to close in April 1999.

     VERITAS believes that its current cash, cash equivalents and short-term investment balances and cash flow from operations will be sufficient to meet VERITAS' working capital and capital expenditure requirements for at least the next 12 months. Thereafter, VERITAS may require additional funds to support its working capital requirements or for other purposes and may seek to raise such additional funds through public or private equity financing or from other sources. There can be no assurance that additional financing will be available at all or that if available, such financing will be obtainable on terms favorable to VERITAS.

YEAR 2000 COMPLIANCE

     BACKGROUND OF YEAR 2000 ISSUES

     We are aware of the issues associated with the programming code in existing computer systems as the millennium approaches. Many currently installed computer systems and software products are unable to distinguish between twentieth century dates and twenty-first century dates because such systems may have been developed using two digits rather than four to determine the applicable year. For example, computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This error could result in system failures, generation of erroneous data or miscalculations causing disruption of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities. As a result, many companies' software and computer systems may need to be upgraded or replaced to comply with such Year 2000 requirements. The Year 2000 problem is pervasive and complex. Significant uncertainty exists in the software industry concerning the potential impact of Year 2000 problems. We are assessing the potential overall impact of the impending century change on our business, financial condition and results of operations.

     STATE OF READINESS

     Based on our assessment to date, we believe the current versions of its software products and services are "Year 2000 compliant" -- that is, they are capable of adequately distinguishing twenty-first century dates from twentieth century dates. New products are being designed and tested to be Year 2000 compliant. Although our products have undergone, or will undergo, our normal quality testing procedures, there can, however, be no assurance that our products will contain all necessary date code changes. Furthermore, use of our products in connection with other products which are not Year 2000 compliant, including non-compliant hardware, software and firmware may result in the inaccurate exchange of dates and result in performance problems or system failure. In addition, OEM derivative versions of older VERITAS products may not be Year 2000 compliant. Any failure of our products to perform, including system malfunctions associated with the onset of year 2000, could result in claims against us. However, success of our Year 2000 compliance efforts may depend on the success of its customers in dealing with the Year 2000 issue, as we have formally notified all customers of the Year 2000 readiness of its products.

     Although we have not been a party to any litigation or arbitration proceeding to date that involves Year 2000 compliance issues with its products or services, there can be no assurance that we will not in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000 related disputes, regardless of the merits of such disputes, and any liability we have for Year 2000 related damages, including consequential damages, could harm on our business.

     In addition, we believe that purchasing patterns of customers and potential customers may be affected by Year 2000 compliance issues as organizations expend significant resources to correct their current software systems for Year 2000 compliance. These expenditures may result in reduced funding available to such entities for other information technology purchases, such as those products and services offered by us. Furthermore, customers and potential customers may defer information technology purchases generally until early in the next millennium to avoid Year 2000 compliance problems. Any such deferral of purchases by our customers or potential customers could harm our business.

     Our business depends on numerous systems that could potentially be impacted by Year 2000 related problems. Those systems include, among others: hardware and software systems used by us to deliver products and services to our customers (including software supplied by third parties); communications networks such as the wide area network and local area networks upon which we depend to communicate product orders to our manufacturing and distribution operations and to develop products; the internal systems of VERITAS' customers and suppliers; software products sold to customers; the hardware and software systems used internally by our in the management of our business; and non-information technology systems and services used by us in the management of our business, such as power, telephone systems and building systems.

     We are currently in the process of evaluating our information technology infrastructure in order to identify and modify any products, services or systems, including hardware, software and firmware, that are not Year 2000 compliant. Based on our initial analysis of the systems potentially impacted by conducting business in the twenty-first century, we are is applying a phased approach to making such systems, and accordingly, our operations, ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities in process include: an assessment of specific underlying computer systems, programs and hardware; renovation or replacement of Year 2000 non-compliant technology; validation and testing of critical systems certified by third-party suppliers to be Year 2000 compliant; and implementation of Year 2000 compliant systems. The table below describes the status and timing of such phased activities.

                                                                                   TARGETED
           IMPACTED SYSTEMS                              STATUS                   COMPLETION
           ----------------                              ------                   ----------
Software products sold to customers      Software products tested and available   Q3 1998
                                         for customers                            (completed)
Communication networks used to carry     Assessment inventory completed           Q4 1998
  products and provide services                                                   (completed)
Hardware and software systems used to    Assessment inventory completed           Q4 1998
  manage our business                                                             (completed)
Hardware and software systems used to    Assessment completed                     Q1 1999
  deliver products and services                                                   (completed)
Hardware and software systems used to    Validation, testing and remediation in   Q2 1999
  deliver products and services          process
  (including desktops)
Communication networks used to carry     Validation, testing and remediation in   Q2 1999
  products and provide services          process
Hardware and software systems used to    Validation, testing and remediation      Q2/Q3 1999
  manage our business
Non-information technology systems and   Systems upgraded or replaced as          Q3 1999
  services                               appropriate, testing and implementation

     Extensive Year 2000 testing will be conducted on all systems considered critical to us. To date, we have not encountered any material problems in this regard with our computer systems or any other equipment that might be subject to such problems. In the event that any of our significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, our business or operations could be harmed. This could result in system failures or generation of erroneous information and could cause significant disruption to business activities. We are reviewing what further actions are required to make all software systems used internally Year 2000 compliant as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems.

  Costs to Address Year 2000 issues

     The total cost of our Year 2000 compliance activities has not been, and is not anticipated to be, material to our business, results of operations and financial condition. We estimate specific Year 2000 expenses to date to be not more than $0.3 million and do not expect total costs of the compliance activities to exceed $0.7 million. These costs and the timing in which we plan to complete our Year 2000 modification and testing processes are based on our estimates. However, there can be no assurance that we will timely identify and remedy all significant Year 2000 problems, that remediation efforts will not involve significant time and expense, or that such problems will not harm our business.

     CONTINGENCY PLANS

     We do not presently have a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. Any failure of VERITAS to address any unforeseen Year 2000 issue could harm our business. Full contingency plans are scheduled for completion by September 1, 1999.

FACTORS THAT MAY AFFECT FUTURE RESULTS

     In addition to other information in this Annual Report on Form 10-K, the following factors should be considered carefully in evaluating VERITAS and its business.

     The acquisition of the NSMG business is risky.

     VERITAS' proposal to acquire the Seagate Software Network & Storage Management Group, or NSMG, business subjects VERITAS to further risks and uncertainties that could harm our business, financial condition and results of operations, in the near term at least, as a result of a number of factors, including:

     - the potential disruption of our business that might result from employee and customer uncertainty, or lack of management focus, following the acquisition, in connection with integrating the operations of VERITAS and the NSMG business,

     - the possibility that the acquisition might not be consummated;

     - the effects of the acquisition on our stock price, our sales and operating results, our ability to attract and retain key management, marketing and technical personnel and the progress of certain of its development projects; and

     - the risk that the announcement of the acquisition could result in decisions by customers to defer purchases of our products or those of the NSMG business.

     We might fail to integrate the businesses of VERITAS, the Network & Storage Management Group and TeleBackup

     Product line integration will be difficult. If we complete the acquisitions of the NSMG business and TeleBackup, which is not assured, New VERITAS will need to integrate three independent businesses. One key issue will be the integration of the product offerings of the Network & Storage Management Group business and TeleBackup with those of VERITAS. This product line integration will involve consolidation of products with duplicative functionality, coordination of research and development activities, and convergence of the technologies supporting the various products. For example, VERITAS' NetBackup product and the Network & Storage Management Group's Seagate Backup Exec product share many features and functions, and the Network & Storage Management Group's Seagate Client Exec product is very similar to TeleBackup's TSInfoPro. Technology convergence will be particularly difficult because the products of VERITAS and the Network & Storage Management Group business lack a common technology architecture. In particular, the Network & Storage Management Group products were not designed for the degree of scalability that VERITAS' products were designed for, nor for use on the variety of operating systems. Further, we have no experience with product and technology integration on the scale contemplated by the NSMG combination.

     Other business integration issues could arise. Other problems inherent in integrating the businesses of VERITAS, the Network & Storage Management Group business and TeleBackup include:

     - maintaining brand recognition for key products of the Network & Storage Management Group business products, such as Seagate Backup Exec, and of the TeleBackup product, TSInfoPro, while migrating customer identification of the brands to New VERITAS;

     - resolving channel conflicts that may arise between the original equipment manufacturer and direct sales distribution channels of VERITAS and the retail channels of the Network & Storage Management Group business;

     - coordinating, integrating and streamlining geographically dispersed operations, such as engineering facilities in: Mountain View, California; San Luis Obispo, California; Roseville, Minnesota; Heathrow, Florida; Durham, North Carolina; Tacoma Park, Maryland; Boulder, Colorado; Boston, Massachusetts; Cambridge, Massachusetts; Bellevue, Washington; Calgary, Alberta; and Pune, India;

     - coping with customers' uncertainty about continued support for duplicative New VERITAS products.

     The integration will be expensive and is likely to interrupt our business activities. Any of these risks could harm New VERITAS' revenues and results of operations.

     Management and employee integration issues could arise. Potential management and employee integration problems include:

     - resolving differences between the corporate cultures of VERITAS and the Network & Storage Management Group business; and

     - integrating the management teams of all three companies successfully.

     New VERITAS will incur significant accounting charges in connection with the combinations that will reduce its earnings immediately and in the future

     The significant costs of integration associated with the combinations increases the risk that we will not realize the anticipated benefits. Because New VERITAS will account for the NSMG combination and the TeleBackup combination as purchases, we expect to incur non-cash charges of approximately $104.5 million to our income statements, related to the write-off of in-process research and development. We also will record goodwill and other intangible assets of approximately $3,343.4 million. This amount will be amortized over four years, and will result in charges to operations of approximately $209.0 million per quarter, based upon the closing price of VERITAS common stock as of March 29, 1999. Such amounts are preliminary and are subject to change upon the final determination of the purchase price of both NSMG and TeleBackup at the time of closing of each transaction. In addition, we expect to incur a restructuring charge upon closing, currently expected in the first half of 1999, in the range of $9.0 million to $13.0 million, primarily related to costs for duplicate facilities of VERITAS which New VERITAS plans to vacate. These costs are in addition to the liability for the estimated costs to New VERITAS to vacate facilities of the Network & Storage Management Group business which will become duplicative upon the completion of the NSMG combination.

     Our operating results may fluctuate significantly as a result of factors outside our control, which could adversely affect our stock price

     Fluctuations in our net income are likely to affect the market price of our common stock in a manner that may be unrelated to our long-term operating performance. In addition, the number of factors that could affect our results makes an investment in VERITAS more risky than many other investments.

     Our revenue in any quarter will depend substantially on orders we receive and ship in that quarter. In addition, we typically receive a significant portion of orders in any quarter during the last two weeks of the quarter, and we cannot predict whether those orders will be placed, fulfilled and shipped in that period. If we have lower revenues than we expect, we probably will not be able to reduce our operating expenses quickly in response. Therefore, any significant shortfall of revenue or delay of customer orders could have an immediate adverse effect on our operating results in that quarter.

     The operating results of VERITAS have fluctuated in the past, and are likely to fluctuate significantly in the future. Factors that could affect our operating results include:

     - timing and magnitude of sales through original equipment manufacturers;

     - the unpredictability of the timing and level of sales to resellers and our direct sales force, which tend to generate sales later in our quarters than original equipment manufacturer sales;

     - timing and magnitude of large orders;

     - timing and amount of our marketing, sales and product development expenses;

     - cost and time required to develop new software products;

     - the introduction, timing and market acceptance of new products;

     - our ability to deliver products that are Year 2000 compliant;

     - the degree to which our customers and potential customers direct resources to their own Year 2000 compliance issues, or otherwise delay purchases of enterprise products and services as a result of Year 2000 compliance concerns;

     - timing of revenue recognition for sales of software products and services;

     - changes in data storage and networking technology or introduction of new operating system upgrades by original equipment manufacturers, which could require us to modify our products or develop new products;

     - relative growth rates of the Windows NT and UNIX markets;

     - timing of Microsoft's release of the next version of Windows NT, or Windows 2000, and the rate of adoption of Windows 2000 by users;

     - uncertainties associated with conducting business in India, where one of our subsidiaries is engaged in research and development activities;

     - pricing policies and distribution terms; and

     - the timing and magnitude of acquisitions.

     We will depend on large orders with lengthy sales cycles for a significant portion of our revenues

     Customer orders can range in value from a few thousand to over a million dollars. The length of time between initial contact with a potential customer and sale of a product, or our sales cycle, outside the retail channel is typically complex and lengthy, so it can last from three to nine months. These direct sales also represent our largest orders. Therefore, our revenues for a period are likely to be affected by the timing of larger orders, which makes those revenues difficult to predict. Our revenues for a quarter could be reduced if large orders forecasted for a certain quarter are delayed or are not realized. The cycle factors that could delay or defer an order, include:

     - time needed for technical evaluations of our software by customers;

     - customer budget restrictions;

     - customer internal review and testing procedures; and

     - engineering work needed to integrate our software with the customers' systems.

     We will face many difficulties in managing a larger company

     VERITAS has recently grown rapidly. We expect VERITAS to continue to grow, so you should bear in mind that the larger company will create new challenges for our existing management. If we fail to meet those challenges the value of your investment may decline. This growth is likely to strain our management control systems and resources, including decision support, accounting and management information systems. We will need to continue to improve our financial and management controls and our reporting systems and procedures to manage our employees and to obtain additional facilities.

     VERITAS will need to hire and retain many new sales and engineering personnel, which is difficult

     VERITAS faces personnel needs that are more challenging than those facing most companies. VERITAS will need to hire many additional sales and engineering personnel. Competition for individuals with these skills is intense, particularly in many of the areas where VERITAS will seek to hire those persons. Additions of new personnel and departures of existing personnel can be disruptive to our business and can result in the departure of other employees. We will also remain dependent on the continued service of our key personnel. Even though VERITAS intends to enter into employment agreements with key management personnel, these agreements cannot prevent the departure of those employees. We do not have key person life insurance covering any of our personnel, nor do we currently intend to obtain any of this insurance.

     We will be distributing our products through multiple distribution channels, each of which is subject to risks

     Direct sales. We depend on our direct sales force to sell our products. This also involves a number of risks, including:

     - long sales cycles for direct sales;

     - our need to hire, train, retain and motivate our sales force; and

     - the length of time it takes our new sales representatives to become productive.

     Original equipment manufacturers. A portion of our revenues are expected to come from original equipment manufacturers that incorporate our storage management software into systems they sell. We will have no control over the shipping dates or volumes of systems the original equipment manufacturers ship. They have no obligation to ship systems incorporating our software. They do not have to recommend or offer our software products exclusively or at all, and have no minimum sales requirements. They can terminate our relationship at any time. These original equipment manufacturers could choose to develop their own storage management products internally and incorporate those products into their systems in lieu of our products. Our business could be harmed if some or all of our current original equipment manufacturers discontinued selling New VERITAS' products.

     Development agreements for original equipment manufacturers. We have important original equipment manufacturer agreements with Hewlett-Packard, Sun Microsystems, Microsoft, Dell, Seagate Technology and Compaq Computer. Under these agreements we develop "lite" versions of our products to be included in these original equipment manufacturers' systems software and products. Developing products for these original equipment manufacturers causes us to divert significant resources from other activities which are also important to our business. If these "lite versions" do not result in substantial revenue, our business could be adversely affected.

     VERITAS' distribution channels could conflict with one another

     We have many different distribution channels. Our original equipment manufacturers, resellers and direct sales force may target similar sales opportunities, which could lead to inefficient allocation of sales resources. We may also try to sell full versions of the products to customers of the original equipment manufacturers for whom we have developed "lite" versions of our products. This would result in us marketing similar products to end-users. These overlapping sales efforts could also adversely affect our relationships with our original equipment manufacturers and other sales channels and result in them being less willing to market our products aggressively. If our indirect sales decline, we would need to accelerate our investments in alternative distribution channels. We may not be able to do this in a timely manner, or at all.

     Risks relating to our development agreements with Microsoft

     We have important agreements with Microsoft under which we develop software for its Windows operating system. However, if we do not develop these products in time for the release of Microsoft's Windows NT 5.0, or Windows 2000, operating system, Microsoft will not include them in this operating system. Even if we do develop these products on time, Microsoft is not obligated under the agreements to include them in this operating system. If for any reason our software is not included in Windows 2000 we will lose our expected opportunity to market additional products to the Windows NT installed customer base, as well as suffer negative publicity. In addition, we would lose the investment we have made in developing products for inclusion in Windows 2000.

     Risks of delay of release of Windows 2000. Microsoft is not required to release Windows 2000 on any particular date. Therefore, if the release of this operating system is delayed, it will be more difficult for us to market and sell our products to Windows NT users.

     Microsoft could develop competing products Microsoft can also develop enhancements to and derivative products from our software products that are embedded in Windows NT products. If Microsoft developed any enhancements or derivative products, or its own base products with equivalent functionality, Microsoft could choose to compete with us.

     Sales of a small number of product lines will make up a substantial portion of our revenues

     We expect to derive a substantial majority of our revenue from a limited number of software products and expects to continue to do so for the foreseeable future. For example, in 1998 VERITAS derived approximately 87.4% of its license revenue from storage management products, which include Volume Manager, File System and NetBackup. If many customers do not purchase these products as a result of competition, technological change or other factors, our revenues would decrease.

     Our products have relatively short life cycles

     Our software products have a limited life cycle and it is difficult to estimate when they will become obsolete. This makes it difficult for us to forecast revenue and makes VERITAS risky. If we do not develop and introduce new products before our existing products have completed their life cycles, we would not be able to sustain our level of sales. In addition, to succeed, many customers must adopt our new products early in the product's life cycle. Therefore, if we do not attract sufficient customers early in a product's life, we may not realize the amount of revenues we anticipated for the product. We cannot be sure that we will continue to be successful in marketing our key products.

     We derive significant revenues from only a few customers

     Sales to a small number of customers generate a disproportionate amount of our revenue. For example, in 1998 we derived 12% of our revenue from sales to Sun Microsystems. If Sun Microsystems or any other significant customer were to reduce its purchases from us, our revenues and therefore our business would be harmed unless we were to increase sales to other customers substantially. We do not have a contract with Sun Microsystems or any other customer that requires the customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels.

     VERITAS plans to port products to new operating systems and we face uncertainties in porting products and developing new products

     Certain of VERITAS' products operate primarily on certain versions of the UNIX computer operating system. VERITAS is redesigning, or porting, certain of its software products to operate on the Windows NT operating system. VERITAS is also developing new products for UNIX as well as for Windows NT. We may not be able to accomplish any of this work quickly or cost-effectively.

     These activities require substantial capital investment, substantial employee resources and the cooperation of the owners of the operating systems to or for which the products are being ported or developed. For example, VERITAS' porting and development work for the Windows NT market has required it to hire additional personnel with Windows NT expertise and to devote engineering resources to these projects. Operating system owners have no obligation to assist in these porting or development efforts. In particular, we must obtain from them a source code license to certain portions of the operating system software, in order to port our products to or develop products for that operating system. If they do not grant us a license or if they do not renew our license, we would not be able to expand our product line easily into other areas. For example, we rely on a source code license from Microsoft with respect to our Windows NT development projects. Microsoft is under no obligation to renew the source code license, which is subject to annual renewal.

     We face intense competition on several fronts

     VERITAS faces a wide variety of tough competitors. Our principal competitors include:

     - internal development groups within original equipment manufacturers that provide storage management functions with their systems, such as Sun Microsystems for its Solaris System, Compaq for its Digital UNIX, IBM for its AIX System and Microsoft for its Windows NT;

     - other software vendors and hardware companies that offer products with some of our products' features, such as controller and disk subsystem manufacturers;

     - hardware and software vendors that offer storage application products, such as the Cheyenne division of Computer Associates, for its ARCserve product; EMC, for its Enterprise Data Manager product; IBM, for its ADSTAR Distributed Storage Manager product; Intelliguard, for its BudTool product; Spectralogic, for its Alexandria Network Librarian product; StorageTek, for its REELbackup product; Hewlett-Packard, for its Omniback product; and Legato Systems, for its NetWorker and GEMS products; and

     - hardware and software vendors that offer high availability and clustering products, such as Fulltime Software, Inc., formerly known as Qualix Group Inc., for its Qualix HA product; Sun Microsystems, for its Sun Cluster product; and Hewlett-Packard, for its HP-ServiceGuard product.

     Many of our competitors have substantially greater financial and technical resources than VERITAS and may attempt to increase their presence in the storage management market by acquiring or forming strategic alliances with other competitors or business partners.

     Expanding our international sales depends on economic stability in regions that recently have been unstable

     We plan to expand in overseas markets, such as Asia, Russia and Latin America, that have recently experienced significant economic turmoil. Continued turmoil could adversely affect our plans to increase sales in these regions. Economic recession could also affect our ability to maintain or increase sales in these or other regions in the future. Our concern is that recession could lead to:

     - restrictions on government spending imposed by the International Monetary Fund;

     - customers' reduced access to working capital to fund software purchases;

     - higher interest rates; and

     - reduced bank lending or other sources of financing for customers and potential customers.

Any of these factors could cause foreign customers to not purchase our products.

     Our foreign-based operations and sales create special problems that could hurt our results

     We will have significant offshore operations, including development facilities, sales personnel and customer support operations. For example, as of December 31, 1998, VERITAS had approximately 48 engineers located in Pune, India, performing product development work. These offshore operations are subject to certain inherent risks, including:

     - potential loss of developed technology through piracy, misappropriation, or more lax laws regarding intellectual property protection;

     - imposition of governmental controls, including trade restrictions;

     - fluctuations in currency exchange rates and economic instability;

     - longer payment cycles for sales in foreign countries;

     - difficulties in staffing and managing the offshore operations;

     - seasonal reductions in business activity in the summer months in Europe and other countries; and

     - political unrest, particularly in areas in which we have facilities.

     In addition, our international sales will be denominated in local currency, creating risk of foreign currency translation gains and losses that could affect our financial results. If we generate profits or losses in foreign countries, our effective income tax rate could also be affected. The currency instability in Asia and other foreign financial markets may make our products more expensive than products sold by other vendors that are priced in one of the affected currencies. Therefore, foreign customers may choose not to purchase our products.

     VERITAS has a significant amount of debt

     VERITAS sold $100.0 million principal amount of 5 1/4% convertible subordinated notes in October 1997. The annual interest payments will be $5.25 million which VERITAS expects to fund from its cash flow from operations. As of December 31, 1998, the ratio of VERITAS' long term debt to total capitalization was 37%. VERITAS will need substantial amounts of cash to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and other working capital needs. While VERITAS' cash flow has been sufficient to fund such interest payments to date, if VERITAS cannot meet its cash requirements from the cash generated by its business, it may not be able to respond to changing business or economic conditions adequately, make acquisitions or otherwise fund its business.

     If VERITAS does not have sufficient cash to repay this debt when it matures, it may not be able to refinance this debt on reasonable terms or at all. This debt could be declared immediately due and payable if it does not make timely payments on this debt.

     VERITAS' acquisition strategy involves risks

     VERITAS plans to pursue a strategy of growth through acquisition. VERITAS has grown aggressively through acquisitions in the past and expects to pursue acquisitions in the future. Acquisitions involve a number of special risks and challenges, including:

     - our management's attention may be diverted, particularly in the case of multiple concurrent acquisitions;

     - we must integrate the target's operations and employees with our existing business;

     - we may have difficulty incorporating technology into our existing product lines;

     - key employees may leave; and

     - we may have difficulty presenting a unified corporate image.

     In the past, we have lost certain employees of acquired companies whom we desired to retain. In some cases, the integration of the operations of acquired companies took longer than initially anticipated. In addition, if the employees of target companies remain geographically dispersed from our existing staff, we may not realize some or all of the anticipated economies of scale.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN EXCHANGE RATE SENSITIVITY

     VERITAS does not use derivative financial instruments for speculative purposes. VERITAS engages in exchange rate hedging from time to time but such activity has been insignificant to date and VERITAS does not hold or issue foreign exchange contracts for trading purposes. VERITAS' international sales are generated primarily through its international sales subsidiaries. Most international revenue outside the United States and Canada is collectible in foreign currencies. Since much of our international operating expenses are also incurred in local currencies, the impact of exchange rates on net income or loss is relatively less than the impact on revenues. Although VERITAS' operating and pricing strategies take into account changes in exchange rates over time, VERITAS' operating results may be significantly affected in the short term by fluctuations in foreign currency exchange rates. VERITAS' international subsidiaries purchase licenses from the parent company resulting in intercompany receivables and payables. These receivables and payables are carried on each company's books at the historical local currency that existed at the time of the transaction. Such receivables and payables are eliminated for financial statement reporting purposes. Prior to elimination, the amounts carried in foreign currencies are converted to U.S. Dollars at the then current rate or "marked to market". The marked to market process may give rise to currency gains and losses. Such gains or losses are recognized on VERITAS' statement of operations as a component of other income, net. To date, any such gains or losses have not been material. VERITAS does not believe its total exposure to be significant.

INTEREST RATE SENSITIVITY

     VERITAS' exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. The primary objective of VERITAS' investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. VERITAS' portfolio includes money markets funds, commercial paper, market auction preferreds, government agency notes and medium-term notes. The diversity of the portfolio helps VERITAS to achieve its investment objective. As of December 31, 1998, VERITAS' entire portfolio will mature in one year or less and approximately 54% of our investment portfolio matures less than 90 days from the date of purchase.

     Long-term debt of $100.0 million consists of 5.25% Convertible Subordinated Notes (the Notes) due 2004. The interest rate on these notes is fixed and the Notes provide for semi-annual interest payments of approximately $2.6 million each May 1 and November 1. The Notes are convertible into VERITAS' common stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, subject to adjustment in certain events.

     The following table presents the amounts of VERITAS' cash equivalents, investments and debt that may be subject to interest rate risk and the average and fixed interest rates as of December 31, 1998 by year of maturity:

                                             2000 AND                 FAIR VALUE
                                  1999      THEREAFTER     TOTAL        TOTAL
                                --------    ----------    --------    ----------
                                                 (IN THOUSANDS)
Cash equivalents and
  short-term investments......  $204,072           --     $204,072     $204,072
Average interest rate.........      5.38%          --         5.38%        5.38%

Long-term investments.........  $  8,496     $ 23,429     $ 31,925     $ 31,925
Average interest rate.........      5.75%        5.34%        5.45%        5.45%

Long-term debt................        --     $100,000     $100,000     $139,099
Fixed interest rate...........        --         5.25%        5.25%        5.25%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     ANNUAL FINANCIAL STATEMENTS

     VERITAS' financial statements required by this item are submitted as a separate section of the Form 10-K. See Item 14(a)(1) for a listing of financial statements provided in the section titled "Financial Statements."

     SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following selected quarterly data should be read in conjunction with the Consolidated Financial Statements and notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Form 10-K. This information has been derived from unaudited consolidated financial statements of VERITAS that, in the opinion of management, reflect all recurring adjustments necessary to fairly present this information when read in conjunction with VERITAS' Consolidated Financial Statements and Notes thereto appearing in the section titled "Financial Statements." The results of operations for any quarter are not necessarily indicative of the results to be expected for any future period. Share and per share data applicable to prior periods have been restated to give retroactive effect to a 3-for-2 stock split in the form of a stock dividend effected in May 1998.

                                  FIRST     SECOND      THIRD     FOURTH      FISCAL
                                 QUARTER    QUARTER    QUARTER    QUARTER      YEAR
                                 -------    -------    -------    -------    --------
                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
FISCAL 1998
Total net revenue..............  $39,082    $48,113    $56,545    $67,125    $210,865
Gross profit...................   32,616     40,191     48,702     59,895     181,404
Income before income taxes.....   11,103     11,239     16,355     21,092      59,789
Net income.....................    9,055      8,541     12,593     21,459      51,648
Net income per share --
  basic........................  $  0.19    $  0.18    $  0.27    $  0.45    $   1.10
Net income per share --
  diluted......................  $  0.18    $  0.17    $  0.24    $  0.41    $   1.00
Number of shares used in
  computing per share amounts
  -- basic.....................   46,434     46,862     47,229     47,517      47,013
Number of shares used in
  computing per share amounts
  -- diluted...................   50,950     51,354     52,326     52,042      51,671

FISCAL 1997
Total net revenue..............  $25,610    $28,934    $30,821    $35,760    $121,125
Gross profit...................   22,840     25,590     26,442     29,808     104,680
Income (loss) before income
  taxes........................    6,484     (1,013)     8,315      9,973      23,759
Net income (loss)..............    5,417     (1,682)     6,736     12,278      22,749
Net income (loss) per share --
  basic........................  $  0.12    $ (0.04)   $  0.15    $  0.27    $   0.50
Net income (loss) per share --
  diluted......................  $  0.11    $ (0.04)   $  0.13    $  0.24    $   0.46
Number of shares used in
  computing per share
  amounts -- basic.............   45,220     45,492     45,745     45,974      45,622
Number of shares used in
  computing per share
  amounts -- diluted...........   48,609     45,492     50,152     50,501      49,493

     VERITAS' operating results have fluctuated in the past, and may fluctuate significantly in the future, depending on a number of factors, including the timing and magnitude of sales of VERITAS products through original equipment manufacturers, investment in new products and new distribution channels, the timing and level of sales to resellers and direct end-users, the introduction, timing and market acceptance of new products, the timing of license fee payments and receipt of funding for porting, and other factors. For further background on fluctuating operating results, see "Factors That May Affect Future
Results -- Our operating results may fluctuate significantly as a result of factors outside our control, which could adversely affect our stock price."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information with respect to directors may be found in the section captioned "Election of Directors" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

EXECUTIVE OFFICERS

     Information with respect to executive officers may be found in Item 1. Business.

ITEM 11. EXECUTIVE COMPENSATION

     Information with respect to this item may be found in the section captioned "Executive Compensation" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information with respect to this item may be found in the section captioned "Security Ownership of Certain Beneficial Owners and Management" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information with respect to this item may be found in the section captioned "Certain Relationships and Related Transactions" appearing in the definitive proxy statement to be delivered to stockholders in connection with the 1999 Annual Meeting of Stockholders. Such information is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

     1. FINANCIAL STATEMENTS

     The following are included in item 8 and are filed as part of this Annual Report on Form 10-K:

     - Consolidated Balance Sheets as of December 31, 1998 and 1997

     - Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996

     - Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998, 1997 and 1996

     - Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996

     - Notes to Consolidated Financial Statements

     - Report of Ernst & Young LLP, Independent Auditors

     2. FINANCIAL STATEMENT SCHEDULES

     The following financial statement schedule for the years ended December 31, 1998, 1997 and 1996 should be read in conjunction with the consolidated financial statements of VERITAS Software Corporation filed as part of this Annual Report on Form 10-K:

     - Schedule II -- Valuation and Qualifying Accounts and Reserves

     Schedules other than that listed above have been omitted since they are either not required, not applicable, or because the information required is included in the consolidated financial statements or the notes thereto.

     3. EXHIBITS

                                                     INCORPORATED BY REFERENCE
  EXHIBIT                                            --------------------------    FILED
  NUMBER              EXHIBIT DESCRIPTION            FORM      DATE     NUMBER    HEREWITH
  -------             -------------------            -----     ----     -------   --------
   2.01     Agreement and Plan of Reorganization      8-K    10/05/98     2.01
            dated as of October 5, 1998 by and
            among VERITAS Holding Corporation,
            Veritas Software Corporation, Seagate
            Technology, Inc., Seagate Software,
            Inc. and Seagate Software Network &
            Storage Management Group, Inc.
   3.01     Registrant's Certificate of               S-4    03/24/97     3.01
            Incorporation
   3.02     Registrant's Bylaws                       S-4    03/24/97     3.02

                                                     INCORPORATED BY REFERENCE
  EXHIBIT                                            --------------------------    FILED
  NUMBER              EXHIBIT DESCRIPTION            FORM      DATE     NUMBER    HEREWITH
  -------             -------------------            -----     ----     -------   --------
   4.01     Rights Agreement dated October 5, 1998    8-K    10/04/98     4.01
            between the Company and ChaseMellon
            Shareholder Services, L.L.C., as Rights
            Agent, which includes as Exhibit A the
            form of Certificate of Designations of
            Series A Junior Participating Preferred
            Stock, as Exhibit B the Form of Rights
            Certificate and as Exhibit C the
            Summary of Rights to Purchase Preferred
            Shares. (Incorporated by reference to
            the Company's Registration Statement on
            Form 8-A filed with the Securities and
            Exchange Commission on October 13,
            1998).
   4.02     Nomination Agreement between the         10-Q    06/30/97     4.02
            Registrant and Warburg, Pincus
            Investors, L.P. dated April 25, 1997
   4.03     Indenture dated as of October 1, 1997    10-Q    09/30/97     4.03
            between the Registrant and State Street
            Bank and Trust Company of California,
            N.A.
   4.04     Registration Rights Agreement dated as   10-Q    09/30/97     4.07
            of October 1, 1997 between the
            Registrant and UBS Securities LLC
  10.01     Registrant's 1993 Equity Incentive        S-4    03/24/97    10.03
            Plan, as amended
  10.02     Registrant's 1993 Directors Stock         S-4    03/24/97    10.04
            Option Plan, as amended
  10.03     Registrant's 1993 Employee Stock          S-4    03/24/97    10.05
            Purchase Plan, as amended
  10.04     OpenVision Technologies, Inc. 1996        S-4    03/24/97    10.19
            Employee Stock Purchase Plan, as
            amended
  10.05     Registrant's 1997 Chief Executive        10-K    12/31/97    10.05
            Officer Compensation Plan*
  10.06     Registrant's 1997 Executive Officer      10-K    12/31/97    10.06
            Compensation Plan*
  10.07     Key Employee Agreement between            S-4    03/24/97    10.18
            Registrant, VERITAS California, and Jay
            A. Jones*
  10.08     Key Employee Agreement between the       10-K    12/31/97    10.08
            Registrant, VERITAS California and
            Geoffrey W. Squire*
  10.09     Key Employee Agreement between the       10-K    12/31/97    10.09
            Registrant, VERITAS California and
            Kenneth E. Lonchar*
  10.10     Key Employee Agreement between the       10-K    12/31/97    10.10
            Registrant, VERITAS California and Paul
            A. Sallaberry*

                                                     INCORPORATED BY REFERENCE
  EXHIBIT                                            --------------------------    FILED
  NUMBER              EXHIBIT DESCRIPTION            FORM      DATE     NUMBER    HEREWITH
  -------             -------------------            -----     ----     -------   --------
  10.11     Office Building Lease, dated September   10-K    12/31/94    10.09
            2, 1994, as amended, by and between the
            Registrant and John Arriliaga and
            Richard T. Peery regarding property
            located in Mountain View, California
  10.12     Amendment No 1. to Office Building       10-K    12/31/97    10.12
            Lease dated May 28, 1997 by and between
            the Registrant and John Arriliaga and
            Richard T. Peery
  10.13     Agreement dated November 7, 1996          S-4    03/24/97    10.12
            between VERITAS Software India Pvt.
            Ltd. and Talwalkar & Talwalkar and Mr.
            Rajendra Dattatraya Pathak, Mrs. Kamal
            Trimbak Nighojkar, Mrs. Bakul Prabhakar
            Pathak, Mrs. Nalini Manohar Saraf, Mr.
            Narhar Vaman Pandit, Mr. Madhav Narhar
            Pandit, Ms. Madhavi Damodar Thite, and
            Ms. Medha Narhar Pandit relating to the
            development of certain premises in
            Pune, India
  10.14     Office Building Sublease dated 2/27/98,  10-Q    09/30/98    10.14
            by and between the Registrant and Space
            Systems/Loral, Inc.
  10.15     Office Building Lease dated 4/30/98, by  10-Q    09/30/98    10.14
            and between the Registrant and Ryan
            Companies US, Inc.
  10.16     Amendment No 1. to Office Building                                       X
            Lease dated 4/30/98 by and between the
            Registrant and Ryan Companies US, Inc.
  10.17     Office Building Sublease dated                                           X
            12/31/98, by and between the Registrant
            and Silicon Graphics, Inc.
  21.01     Subsidiaries of the Registrant                                           X
  23.01     Consent of Ernst & Young LLP,                                            X
            Independent Auditors
  27.01     Financial Data Schedule (EDGAR only)                                     X

---------------
* Management contract, compensatory plan or arrangement.

(b) REPORTS ON FORM 8-K

     - Form 8-K dated October 4, 1998 Item 5, regarding the adoption of Stockholder Rights Plan.

     - Form 8-K dated October 5, 1998 Item 5, regarding the NSMG combination, under which VERITAS will combine with the Network & Storage Management Group business of Seagate Software.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 29th day of March 1999.

                                              VERITAS Software Corporation
                                              Registrant

                                                  /s/ KENNETH E. LONCHAR
                                              ----------------------------------
                                                      Kenneth E. Lonchar
                                                Senior Vice President, Finance

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

                      SIGNATURE                                TITLE               DATE
                      ---------                                -----               ----
      PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

                   /s/ MARK LESLIE                     President, Chief       March 29, 1999
-----------------------------------------------------  Executive Officer and
                     Mark Leslie                       Co-Chairman of the
                                                       Board

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING
OFFICER:

               /s/ KENNETH E. LONCHAR                  Senior Vice            March 29, 1999
-----------------------------------------------------  President, Finance
                 Kenneth E. Lonchar                    and Chief Financial
                                                       Officer

ADDITIONAL DIRECTORS:

               /s/ GEOFFREY W. SQUIRE                  Co-Chairman of the     March 29, 1999
-----------------------------------------------------  Board
                 Geoffrey W. Squire

               /s/ FRED VAN DEN BOSCH                  Director               March 29, 1999
-----------------------------------------------------
                 Fred van den Bosch

                  /s/ STEVEN BROOKS                    Director               March 29, 1999
-----------------------------------------------------
                    Steven Brooks

                 /s/ WILLIAM JANEWAY                   Director               March 29, 1999
-----------------------------------------------------
                   William Janeway

                   /s/ ROEL PIEPER                     Director               March 29, 1999
-----------------------------------------------------
                     Roel Pieper

                                                       Director               March   , 1999
-----------------------------------------------------
                    Joseph Rizzi

FINANCIAL STATEMENTS

     As required under Item 8. Financial Statements and Supplementary Data, the consolidated financial statements of the Company are provided in this separate section. The consolidated financial statements included in this section are as follows:

              FINANCIAL STATEMENT DESCRIPTION                 PAGE
              -------------------------------                 ----
Consolidated Balance Sheets
  As of December 31, 1998 and 1997..........................   50
Consolidated Statements of Operations
  Years Ended December 31, 1998, 1997 and 1996..............   51
Consolidated Statements of Stockholders' Equity
  Years Ended December 31, 1998, 1997 and 1996..............   52
Consolidated Statements of Cash Flows
  Years Ended December 31, 1998, 1997 and 1996..............   53
Notes to Consolidated Financial Statements..................   54
Report of Ernst & Young LLP, Independent Auditors...........   72

                          VERITAS SOFTWARE CORPORATION

                          CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                               DECEMBER 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
Current assets:
  Cash and cash equivalents..............................  $139,086    $ 75,629
  Short-term investments.................................    72,040     115,131
  Accounts receivable, net of allowance for doubtful
     accounts of $2,572 and $1,597, respectively.........    52,697      30,296
  Prepaid expenses.......................................    13,509       4,298
                                                           --------    --------
          Total current assets...........................   277,332     225,354
Long-term investments....................................    31,925          --
Property and equipment, net..............................    26,518      10,109
Other assets.............................................    13,342       6,417
                                                           --------    --------
                                                           $349,117    $241,880
                                                           ========    ========
                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.......................................  $  4,958    $  1,552
  Accrued compensation and benefits......................    11,267       6,595
  Other accrued liabilities..............................    11,196       8,407
  Income taxes payable...................................    13,424       2,773
  Deferred revenue.......................................    37,645      17,449
                                                           --------    --------
          Total current liabilities......................    78,490      36,776
Deferred rent............................................       773         911
Convertible subordinated notes...........................   100,000     100,000
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.001 par value:
     10,000 shares authorized: none issued and
       outstanding.......................................        --          --
  Common stock, $.001 par value:
     75,000 shares authorized; 47,629 and 46,127 shares
       issued and outstanding at December 31, 1998 and
       1997..............................................        48          46
  Additional paid-in capital.............................   199,810     185,841
  Accumulated deficit....................................   (29,416)    (81,064)
  Deferred compensation..................................       (32)        (64)
  Accumulated other comprehensive loss...................      (556)       (566)
                                                           --------    --------
          Total stockholders' equity.....................   169,854     104,193
                                                           --------    --------
                                                           $349,117    $241,880
                                                           ========    ========

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    YEARS ENDED DECEMBER 31,
                                                 -------------------------------
                                                   1998        1997       1996
                                                 --------    --------    -------
Net revenue:
  User license fees............................  $167,703    $ 95,714    $59,223
  Services.....................................    43,162      25,411     13,523
                                                 --------    --------    -------
          Total net revenue....................   210,865     121,125     72,746
Cost of revenue:
  User license fees............................     8,798       4,731      3,020
  Services.....................................    20,663      11,714      4,442
                                                 --------    --------    -------
          Total cost of revenue................    29,461      16,445      7,462
                                                 --------    --------    -------
Gross profit...................................   181,404     104,680     65,284
Operating expenses:
  Selling and marketing........................    76,392      42,868     25,998
  Research and development.....................    40,239      25,219     18,480
  General and administrative...................    10,505       8,027      6,748
  Merger-related costs.........................        --       8,490         --
  In-process research and development..........       600          --      2,200
                                                 --------    --------    -------
          Total operating expenses.............   127,736      84,604     53,426
                                                 --------    --------    -------
Income from operations.........................    53,668      20,076     11,858
Interest and other income, net.................    11,821       4,889      2,785
Interest expense...............................    (5,700)     (1,206)      (343)
                                                 --------    --------    -------
Income before income taxes.....................    59,789      23,759     14,300
Provision for income taxes.....................     8,141       1,010      2,171
                                                 --------    --------    -------
Net income.....................................  $ 51,648    $ 22,749    $12,129
                                                 ========    ========    =======
Net income per share -- basic..................  $   1.10    $   0.50    $  0.28
                                                 ========    ========    =======
Net income per share -- diluted................  $   1.00    $   0.46    $  0.26
                                                 ========    ========    =======
Number of shares used in computing per share
  amounts -- basic.............................    47,013      45,622     43,026
                                                 ========    ========    =======
Number of shares used in computing per share
  amounts -- diluted...........................    51,671      49,493     46,496
                                                 ========    ========    =======

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                     CONVERTIBLE                                                     NOTES
                                   PREFERRED STOCK    COMMON STOCK     ADDITIONAL                  RECEIVABLE
                                   ---------------   ---------------    PAID-IN     ACCUMULATED       FROM         DEFERRED
                                   SHARES   AMOUNT   SHARES   AMOUNT    CAPITAL       DEFICIT     STOCKHOLDERS   COMPENSATION
                                   ------   ------   ------   ------   ----------   -----------   ------------   ------------
BALANCE AT DECEMBER 31, 1995        9,384   $  120   32,304    $32      $140,153     $(115,942)      $(527)         $(129)
  Comprehensive income
    Net income...................      --       --       --     --            --        12,129          --             --
    Foreign currency translation
      adjustment.................      --       --       --     --            --            --          --             --
    Comprehensive income               --       --       --     --            --            --          --             --
  Conversion of preferred stock
    to common stock..............  (9,384)    (120)   9,384      9           117            --          --             --
  Issuance of common stock.......      --       --    2,267      2        36,437            --          --             --
  Exercise of stock options and
    warrants.....................      --       --      663      1         1,091            --          --             --
  Issuance of common stock under
    employee stock purchase
    plan.........................      --       --      421      1         1,567            --          --             --
  Payments on notes receivable
    from stockholders............      --       --       --     --            --            --         245             --
  Amortization of deferred
    compensation.................      --       --       --     --            --            --          --             32
                                   ------   ------   ------    ---      --------     ---------       -----          -----
BALANCE AT DECEMBER 31, 1996           --       --   45,039     45       179,365      (103,813)       (282)           (97)
  Comprehensive income
    Net income...................      --       --       --     --            --        22,749          --             --
    Foreign currency translation
      adjustment.................      --       --       --     --            --            --          --             --
    Comprehensive income.........      --       --       --     --            --            --          --             --
  Exercise of stock options......      --       --      833      1         3,269            --          --             --
  Issuance of common stock under
    employee stock purchase
    plan.........................      --       --      255     --         2,507            --          --             --
  Payments on notes receivable
    from stockholders............      --       --       --     --            --            --         282             --
  Amortization of deferred
    compensation.................      --       --       --     --            --            --          --             33
  Tax benefit related to stock
    options......................      --       --       --     --           700            --          --             --
                                   ------   ------   ------    ---      --------     ---------       -----          -----
BALANCE AT DECEMBER 31, 1997           --       --   46,127     46       185,841       (81,064)         --            (64)
  Comprehensive income
    Net income...................      --       --       --     --            --        51,648          --             --
    Foreign currency translation
      adjustment.................      --       --       --     --            --            --          --             --
    Comprehensive income.........      --       --       --     --            --            --          --             --
  Exercise of stock options......      --       --    1,233      1        10,402            --          --             --
  Issuance of common stock under
    employee stock purchase
    plan.........................      --       --      269      1         3,567            --          --             --
  Amortization of deferred
    compensation.................      --       --       --     --            --            --          --             32
                                   ------   ------   ------    ---      --------     ---------       -----          -----
Balance at December 31, 1998           --   $   --   47,629    $48      $199,810     $ (29,416)      $  --          $ (32)
                                   ======   ======   ======    ===      ========     =========       =====          =====

                                    ACCUMULATED
                                       OTHER
                                   COMPREHENSIVE       TOTAL
                                      INCOME       STOCKHOLDERS'
                                      (LOSS)          EQUITY
                                   -------------   -------------
BALANCE AT DECEMBER 31, 1995           $(105)        $ 23,602
  Comprehensive income
    Net income...................         --           12,129
    Foreign currency translation
      adjustment.................       (158)            (158)
                                                     --------
    Comprehensive income                  --           11,971
  Conversion of preferred stock
    to common stock..............         --                6
  Issuance of common stock.......         --           36,439
  Exercise of stock options and
    warrants.....................         --            1,092
  Issuance of common stock under
    employee stock purchase
    plan.........................         --            1,568
  Payments on notes receivable
    from stockholders............         --              245
  Amortization of deferred
    compensation.................         --               32
                                       -----         --------
BALANCE AT DECEMBER 31, 1996            (263)          74,955
  Comprehensive income
    Net income...................         --           22,749
    Foreign currency translation
      adjustment.................       (303)            (303)
                                                     --------
    Comprehensive income.........         --           22,446
  Exercise of stock options......         --            3,270
  Issuance of common stock under
    employee stock purchase
    plan.........................         --            2,507
  Payments on notes receivable
    from stockholders............         --              282
  Amortization of deferred
    compensation.................         --               33
  Tax benefit related to stock
    options......................         --              700
                                       -----         --------
BALANCE AT DECEMBER 31, 1997            (566)         104,193
  Comprehensive income
    Net income...................         --           51,648
    Foreign currency translation
      adjustment.................         10               10
                                                     --------
    Comprehensive income.........         --           51,658
  Exercise of stock options......         --           10,403
  Issuance of common stock under
    employee stock purchase
    plan.........................         --            3,568
  Amortization of deferred
    compensation.................         --               32
                                       -----         --------
Balance at December 31, 1998           $(556)        $169,854
                                       =====         ========

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                      YEARS ENDED DECEMBER 31,
                                                  --------------------------------
                                                    1998        1997        1996
                                                  ---------   ---------   --------
Cash flows from operating activities:
  Net income....................................  $  51,648   $  22,749   $ 12,129
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization..............      7,056       3,116      3,672
     Amortization of bond issuance costs........        428          91         --
     Deferred rent..............................       (138)        (94)       411
     In-process research and development........        600          --      2,200
     Benefit from deferred income taxes.........     (8,000)     (4,200)        --
     Non-cash merger-related costs..............         --       1,218         --
     Changes in operating assets and
       liabilities:
       Accounts receivable......................    (22,127)    (14,601)    (5,966)
       Prepaid expenses and other assets........     (8,136)       (267)    (1,001)
       Accounts payable and accrued
          liabilities...........................     21,299       9,438      1,840
       Deferred revenue.........................     20,167       9,370      1,084
                                                  ---------   ---------   --------
Net cash provided by operating activities.......     62,797      26,820     14,369
Cash flows from investing activities:
  Purchases of investments......................   (284,819)   (144,907)   (69,761)
  Investment maturities.........................    296,048      79,921     47,025
  Payment received on note......................         --         108        282
  Purchase of property and equipment............    (23,424)     (6,181)    (5,469)
  Purchase of Windward Technologies, Inc........     (1,250)         --         --
  Purchase of ACSC..............................         --          --     (3,450)
                                                  ---------   ---------   --------
Net cash used for investing activities..........    (13,445)    (71,059)   (31,373)
Financing activities:
  Repayment of short-term borrowings............         --          --     (2,061)
  Proceeds from issuance of common stock........     13,971       5,777     39,105
  Net proceeds from issuance of convertible
     debt.......................................         --      97,500         --
  Principal payments under capital lease
     obligations................................         --          --       (116)
  Payments of notes payable.....................         --        (612)    (6,153)
  Payments on notes receivable from
     stockholders...............................         --         282        245
                                                  ---------   ---------   --------
Net cash provided by financing activities.......     13,971     102,947     31,020
Effect of exchange rate changes.................        134        (490)      (132)
                                                  ---------   ---------   --------
Net increase in cash and cash equivalents.......     63,457      58,218     13,884
Cash and cash equivalents at beginning of
  year..........................................     75,629      17,411      3,527
                                                  ---------   ---------   --------
Cash and cash equivalents at end of year........  $ 139,086   $  75,629   $ 17,411
                                                  =========   =========   ========
Supplemental disclosures:
  Cash paid for interest........................  $   5,521   $      --   $  1,289
                                                  =========   =========   ========
  Cash paid for income taxes....................  $   6,245   $   1,703   $  1,341
                                                  =========   =========   ========
  Conversion of preferred stock to common
     stock......................................  $      --   $      --   $ 71,806
                                                  =========   =========   ========

          See accompanying notes to consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     VERITAS Software Corporation, a Delaware corporation (the Company) develops, markets and supports enterprise data storage management solutions, providing advanced storage management software for open system environments. The Company's products provide performance improvement and reliability enhancement features that are critical for many commercial applications. These products provide protection against data loss and file corruption, rapid recovery after disk or system failure, the ability to process large files efficiently and the ability to manage and backup large networks of systems without interrupting users. In addition, the Company's products provide an automated failover between computer systems organized in clusters sharing disk resources. The Company's highly scalable products can be used independently, and certain products can be combined to provide interoperable client/server storage management solutions. The Company's products offer centralized administration with a high degree of automation, enabling customers to manage complex, distributed environments cost effectively by increasing system administrator productivity and system availability. The Company also provides a comprehensive range of services to assist customers in planning and implementing storage management solutions. The Company markets its products and associated services to OEM and end-user customers through a combination of direct sales and indirect sales channels. These indirect sales channels include resellers, VARs, hardware distributors, application software vendors and systems integrators.

  Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. As more fully described in Note 2, the Company merged with OpenVision Technologies, Inc. (OpenVision) in April 1997 in a pooling of interests transaction. Nothing in these financial statements have been restated from that previously presented as a result of the OpenVision merger.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

  Cash, Cash Equivalents and Short-Term Investments

     Cash and cash equivalents include cash and highly liquid investments with maturities of less than ninety days when purchased. The Company invests its excess cash in diversified instruments maintained primarily in U.S. financial institutions in an effort to preserve principal and to maintain safety and liquidity.

     The Company has determined its short-term investments are held to maturity under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities", (SFAS No.
115) and accordingly such amounts are recorded at amortized cost. At December 31, 1998, amortized cost

                          VERITAS SOFTWARE CORPORATION

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) approximated fair value for all cash equivalents and short-term investments. To date, there have been no significant realized or unrealized gains or losses on the short-term investments. The cost of securities sold is based on the specific identification method.

  Long-Term Investments

     Investments with original maturities greater than one year from date of purchase are classified as long-term. The Company accounts for its long-term investments in accordance with SFAS No. 115 and these investments are classified as held to maturity as of the balance sheet date. At December 31, 1998, amortized cost approximated fair value for all long-term investments and, to date, there have been no significant realized or unrealized gains or losses on the Company's long-term investments.

  Property and Equipment

     Property and equipment are recorded at cost. Depreciation and amortization are calculated using the straight-line method over the estimated useful lives or, in the case of leasehold improvements, the term of the related lease, if shorter. The estimated useful lives of furniture and equipment and computer equipment is generally three to five years. The Company also depreciates a building located in India over fifteen years. Depreciation and amortization of property and equipment charged to costs and expenses was approximately $6.9 million, $3.1 million and $3.3 million for the years ended December 31, 1998, 1997 and 1996, respectively.

  Revenue Recognition

     In October of 1997 the Accounting Standards Executive Committee issued Statement of Position (SOP) 97-2, as amended by SOP 98-4 and SOP 98-9, "Software Revenue Recognition". These statements provide guidance on applying generally accepted accounting principles in recognizing revenue on software transactions. SOP 97-2, as amended by SOP 98-4 was effective for revenue recognized under software license and service arrangements beginning January 1, 1998.

     The Company derives revenue from software licenses and customer support and other services. Service revenue includes contracts for software maintenance and technical support, consulting, training, and porting fees. In software arrangements that include rights to multiple software products and/or services, the Company allocates the total arrangement fee among each of the deliverables based on the relative fair value of each of the deliverables, determined based on vendor-specific objective evidence of fair value.

     The Company recognizes revenue from licensing of software products to an end user upon delivery of the software product to the customer, unless the fee is not fixed or determinable, or collectibility is not considered probable. For licensing of the Company's software to OEMs, revenue is not recognized until the software is sold by the OEM to an end-user customer. The Company considers all arrangements with payment terms extending beyond twelve months and other arrangements with payment terms longer than normal not to

                          VERITAS SOFTWARE CORPORATION

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) be fixed or determinable. If collectibility is not considered probable, revenue is recognized when the fee is collected.

     Customer support revenue is recognized on a straight-line basis over the period that the support is provided. Other software service arrangements are evaluated to determine whether those services are essential to the functionality of the other elements of the arrangement. When software services are considered essential, revenue under the arrangement is recognized using contract accounting. When software services are not considered essential, the revenue allocable to the software services is recognized as the services are performed. The Company generally considers software services essential unless the software is paid for before the services commence and the services are limited to training or nominal installation.

     Revenue is recognized using contract accounting for arrangements involving customization or modification of the software or where software services are considered essential to the functionality of the software. Revenue from these software arrangements is recognized using the percentage-of-completion method with progress-to-completion measured using labor cost inputs.

  Software Development Costs

     Under Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," certain software development costs incurred subsequent to the establishment of technological feasibility are capitalized and amortized over the estimated lives of the related products. Technological feasibility is established upon completion of a working model, which is typically demonstrated by initial beta shipment. The period between the achievement of technological feasibility and the general release of the Company's products has been of short duration. As of December 31, 1998 such capitalizable software development costs were insignificant and all software development costs have been charged to research and development expense in the accompanying consolidated financial statements of operations.

  Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of investments in debt securities and trade receivables. The Company primarily invests its excess cash in commercial paper rated A-1/P-1, market auction preferreds, government agency notes, medium-term notes, certificates of deposit with approved financial institutions, and other specific money market instruments of similar liquidity and credit quality. The Company is exposed to credit risks in the event of default by the financial institutions or issuers of investments to the extent recorded on the balance sheet. The Company generally does not require collateral. The Company maintains allowances for credit losses, and such losses have been within management's expectations. For the year ended December 31, 1998, one customer accounted for approximately 12% or $25.8 million of the Company's revenue. For the years ended December 31, 1997 and 1996 no customer accounted for greater than 10% of revenues.

                          VERITAS SOFTWARE CORPORATION

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Net Income Per Share

     The Company calculates net income per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). Basic earnings per share is computed using the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed using the weighted average number of common shares and dilutive potential common shares outstanding during the period. Dilutive common shares consist of employee stock options using the treasury stock method.

  Accounting for Stock-Based Compensation

     The Company accounts for employee stock based compensation in accordance with APB Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. Pro forma net income and net income per share disclosures required by Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation", are included in Note 8.

  Translation of Foreign Currencies

     Assets and liabilities of certain foreign subsidiaries, whose functional currency is the local currency, are translated at year-end exchange rates. Income and expense items are translated at the average rates of exchange prevailing during the year. The adjustment resulting from translating the financial statements of such foreign subsidiaries is reflected as a separate component of stockholder's equity. Certain other transaction gains or losses, which have not been material, are reported in results of operations.

  Impairment of Long-Lived Assets

     When an event or change in circumstance indicates that the carrying amount of property and equipment or other long-lived assets may not be recoverable, the Company reviews the asset for impairment. The Company determines recoverability by comparing the carrying amount of the asset to net future discounted cash flows that the asset is expected to generate. The impairment recognized is the amount by which the carrying amount exceeds the fair market value of the asset.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The Company will be required to implement SFAS No. 133 for its fiscal year ending December 31, 2000. The Company's exchange rate hedging activities have been insignificant to date and the Company does not believe the impact of SFAS No. 133 will be material to its financial position, results of operations or cash flows.

                          VERITAS SOFTWARE CORPORATION

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) In March 1998, the American Institute of Certified Public Accountants
(AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. The Company will be required to implement SOP 98-1 for its fiscal year ending December 31, 1999 and does not believe that the impact of SOP 98-1 will be material to the Company's financial position, results of operations and cash flows.

     In December 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions". SOP 98-9 amends SOP 97-2 "Software Revenue Recognition" to require recognition of revenue using the "residual method" when certain criteria are met. The Company will be required to implement these provisions of SOP 98-9 for its fiscal year ending December 31, 2000. Effective in December 1998, SOP 98-9 also amended SOP 98-4 (an earlier amendment to SOP 97-2) to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4. The Company does not believe the impact of SOP 98-9 will be material to the Company's financial position, results of operations and cash flows.

NOTE 2. BUSINESS COMBINATIONS

     On May 15, 1998, the Company acquired all of the outstanding stock of Windward for a total cost of $2.5 million. The transaction was accounted for using purchase accounting. Of the total cost, $0.6 million was allocated to in-process research and development and $1.9 million was allocated to acquired intangibles, which will be amortized over a five year period. Total cash outflows related to this purchase through December 31, 1998, were $1.3 million. The Company has agreed to pay the sole shareholder of Windward certain earn-out payments of up to an aggregate of $1.2 million over a two year period, subject to satisfaction of certain conditions (which it was probable would be met) and the amount was accrued at the acquisition date. VERITAS also agreed to pay that shareholder a royalty on certain future product revenue derived from the products acquired over a five year period, up to a maximum of $2.5 million. The Consolidated Statements of Operations include the results of operations of Windward subsequent to the acquisition date. The results of operations of Windward were not material to the Company's results of operations for 1998 or 1997. Accordingly, pro forma information has not been presented.

     Effective April 25, 1997, the Company merged with OpenVision, a publicly-held company that provided storage management applications and services for client/server computing environments. This transaction was accounted for as a pooling of interests. Approximately 9.8 million shares of the Company's common stock were issued in the OpenVision merger and the Company reserved approximately 1.4 million shares of its common stock for issuance pursuant to the assumption of outstanding options, warrants and other rights to purchase OpenVision common stock.

                          VERITAS SOFTWARE CORPORATION

NOTE 2. BUSINESS COMBINATIONS (CONTINUED)
     The following information shows revenue and net income of the separate companies during the periods preceding the merger (in thousands):

                                              1997       1996
                                            --------    -------
Net revenue:
  VERITAS.................................  $ 12,454    $36,090
  OpenVision..............................    13,156     36,656
  Combined company........................    95,515         --
                                            --------    -------
                                            $121,125    $72,746
                                            ========    =======
Net income:
  VERITAS.................................  $  3,752    $ 9,768
  OpenVision..............................     1,665      2,361
  Combined company........................    17,332         --
                                            --------    -------
                                            $ 22,749    $12,129
                                            ========    =======

     Note: April 1, 1997 was used as an approximation of the effective date of the Merger.

     As a result of the OpenVision merger, the Company incurred charges to operations of $8.5 million during the second quarter of 1997, consisting of approximately $4.2 million for transaction fees and professional services, $1.9 million for contract terminations and asset write-offs and $2.4 million for other costs incident to the merger. Of the total charge, $1.2 million resulted from the write-down of redundant assets and facilities, primarily consisting of intangible assets related to a prior acquisition which became redundant as a result of OpenVision having a similar product line, and $7.3 million involved cash outflows for banking, legal and accounting fees and other direct costs and payments in connection with the elimination of duplicative facilities. The remaining unpaid amount of $0.2 million at December 31, 1998 related primarily to ongoing lease payments for vacated facilities through the termination of the lease on the estimated date when such facilities will be subleased.

     On April 1, 1996, the Company acquired all of the outstanding stock of ACSC for a total cost of approximately $3.5 million. Of the total charge, $2.2 million was allocated to in-process research and development which was expensed in the second quarter of 1996 and approximately $1.3 million was allocated to acquired intangibles that were originally amortized and then fully written off in the second quarter of 1997. The write-off was part of the OpenVision merger-related costs, as the ACSC product line became redundant upon consummation of the OpenVision merger.

                          VERITAS SOFTWARE CORPORATION

NOTE 3. CASH, CASH EQUIVALENTS AND INVESTMENTS

     Cash, cash equivalents and short-term investments consist of the following (in thousands):

                                               YEARS ENDED
                                               DECEMBER 31,
                                           --------------------
                                             1998        1997
                                           --------    --------
Cash and cash equivalents:
  Cash...................................  $  6,893    $  7,817
  Money market funds.....................       172       2,717
  Commercial paper.......................   132,021      65,095
                                           --------    --------
Cash and cash equivalents................   139,086      75,629
                                           --------    --------
Short-term investments:
  Commercial paper.......................     1,357      50,640
  Market auction preferreds..............    20,659      19,061
  Government agency notes................        --      19,748
  Short-term corporate notes.............    50,024      25,682
                                           --------    --------
Short-term investments...................    72,040     115,131
                                           --------    --------
Cash, cash equivalents and short-term
  investments............................  $211,126    $190,760
                                           ========    ========

     Long-term investments consist of the following (in thousands):

                                               YEARS ENDED
                                               DECEMBER 31,
                                           --------------------
                                             1998        1997
                                           --------    --------
Long-term investments:
  Government agency notes................  $  9,497    $     --
  Medium-term corporate notes............    22,428          --
                                           --------    --------
Long-term investments....................  $ 31,925    $     --
                                           ========    ========

                          VERITAS SOFTWARE CORPORATION

NOTE 4. PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost and consisted of the following (in thousands):

                                         YEARS ENDED DECEMBER 31,
                                         ------------------------
                                            1998          1997
                                         ----------    ----------
Furniture and equipment................  $   6,962     $   2,758
Computer equipment.....................     34,251        18,624
Building...............................      1,008            --
Leasehold improvements.................      3,765         1,384
                                         ---------     ---------
                                            45,986        22,766
Less -- accumulated depreciation and
  amortization.........................    (19,468)      (12,657)
                                         ---------     ---------
Property and equipment, net............  $  26,518     $  10,109
                                         =========     =========

NOTE 5. CONVERTIBLE SUBORDINATED NOTES

     In October 1997, the Company issued $100.0 million aggregate principal amount of 5.25% Convertible Subordinated Notes due 2004 (the Notes), for which the Company received net proceeds of $97.5 million. The Notes provide for semi-annual interest payments of approximately $2.6 million each May 1 and November 1, commencing on May 1, 1998. The Notes are convertible into the Company's Common Stock at any time prior to the close of business on the maturity date, unless previously redeemed or repurchased, at a conversion price of $43.00 per share, subject to adjustment in certain events. On or after November 5, 2002, the Notes will be redeemable over the period of time until maturity at the option of the Company at declining premiums to par. The debt issuance costs are being amortized as interest expense ratably over the term of the Notes. The fair value of the notes as of December 31, 1998 was $139.1 million, and is calculated using the conversion price of $43.00 per share on the principal amount of the notes and the closing price of the Company's stock.

                          VERITAS SOFTWARE CORPORATION

NOTE 6. COMMITMENTS AND CONTINGENCIES

     The Company currently has operating leases for its facilities through October 31, 2012. Rental expense under operating leases was approximately $6.1 million, $4.3 million and $3.0 million for the years ended December 31, 1998, 1997, and 1996, respectively. In addition to the basic rent, the Company is responsible for all taxes, insurance and utilities related to the facilities. The approximate minimum lease payments as of December 31, 1998 are as follows (in thousands):

1999..........................................  $10,019
2000..........................................    9,644
2001..........................................    8,324
2002..........................................    5,785
2003..........................................    5,136
Thereafter....................................   17,318
                                                -------
Minimum lease payments........................  $56,226
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

NOTE 7. BENEFIT PLANS

     The Company has adopted a retirement savings plan (the VERITAS Software 401(k) Plan), qualified under Section 401(k) of the Internal Revenue Code, which is a pretax savings plan covering substantially all United States employees. Under the plan employees may contribute up to 20% of their pretax salary, subject to certain limitations. Employees are eligible to participate beginning the first day of the calendar quarter following their date of hire. The Company matches approximately 25% of the employee contributions up to $1,200 per year and contributed approximately $0.6 million in 1998, $0.3 million in 1997 and $0.1 million in 1996. The Company also has a retirement savings plan that was assumed under the merger with OpenVision (the OpenVision Employee Investment
Plan), which will terminate in 1999. Employees no longer contribute to the OpenVision plan and the remaining balances will be transferred to the Company's plan upon termination.

                          VERITAS SOFTWARE CORPORATION

NOTE 8. STOCK COMPENSATION PLANS

     At December 31, 1998, the Company had three stock-based compensation plans, which are described below. The Company applies APB Opinion No. 25 and related interpretations in accounting for its plans. Since the exercise price of options granted under such plans is generally equal to the market value on the date of grant, no compensation cost has been recognized for grants under its stock option plans and stock purchase plans. If compensation cost for the Company's stock-based compensation plans had been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):

                                    1998       1997       1996
                                   -------    -------    -------
Net income
  As reported....................  $51,648    $22,749    $12,129
  Pro forma......................  $32,102    $12,358    $ 7,669
Basic earnings per share
  As reported....................  $  1.10    $  0.50    $  0.28
  Pro forma......................  $  0.68    $  0.27    $  0.18
Diluted earnings per share
  As reported....................  $  1.00    $  0.46    $  0.26
  Pro forma......................  $  0.64    $  0.26    $  0.17

     Because the method of accounting prescribed by SFAS No. 123 has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

  Stock Option Plans

     The Company has two stock option plans. The Company's 1993 Equity Incentive Plan (the 1993 Plan) provides for the issuance of either incentive or nonstatutory stock options to employees and consultants of the Company. The options generally are granted at the fair market value of the Company's common stock at the date of grant, expire ten years from the date of grant, vest over a four-year period and are exercisable immediately upon vesting. The Company has reserved 9,225,000 shares of common stock for issuance under the 1993 Plan. The Company has also reserved 562,500 shares for issuance under the Company's 1993 Director's Stock Option Plan (the Director's Plan). Generally options expire ten years from date of grant, vest over the term of each directors board membership and are exercisable immediately upon vesting. As of December 31, 1998, 3,703,469 shares were available for future grant under the plans.

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

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for

                          VERITAS SOFTWARE CORPORATION

NOTE 8. STOCK COMPENSATION PLANS (CONTINUED):
grants in 1998, 1997 and 1996: risk-free interest rates averaging 5.15% in 1998, 6.19% in 1997 and 5.99% in 1996; a dividend yield of 0.0% for all years; a weighted-average expected life of 5 years for all years; and a volatility factor of the expected market price of the Company's common stock of 0.65 for 1998,
0.60 for 1997 and 0.65 for 1996.

     A summary of the status of the Company's stock option plans (including the options assumed in the Merger) as of December 31, 1998, 1997 and 1996 and changes during the years ended on those dates is presented below (number of shares in thousands):

                                1998                    1997                    1996
                        ---------------------   ---------------------   ---------------------
                                    WEIGHTED-               WEIGHTED-               WEIGHTED-
                                     AVERAGE                 AVERAGE                 AVERAGE
                         NUMBER     EXERCISE     NUMBER     EXERCISE     NUMBER     EXERCISE
                        OF SHARES     PRICE     OF SHARES     PRICE     OF SHARES     PRICE
                        ---------   ---------   ---------   ---------   ---------   ---------
Outstanding at
  beginning of year...     7,689     $12.85       5,737      $ 7.13       3,586      $ 2.98
Granted...............     2,327     $43.90       3,193      $21.05       3,019      $11.26
Exercised.............    (1,233)    $ 8.45        (772)     $ 4.15        (444)     $ 2.29
Forfeited.............      (572)    $18.13        (469)     $13.21        (424)     $ 6.41
                         -------     ------      ------      ------      ------      ------
Outstanding at end of
  year................     8,211     $21.94       7,689      $12.85       5,737      $ 7.13
                         =======     ======      ======      ======      ======      ======
Options exercisable at
  year end............     3,378                  2,559                   1,707
Weighted-average fair
  value of options
  granted during the
  year................   $ 25.87                 $12.11                  $ 7.05

     The following table summarizes information about stock options outstanding at December 31, 1998 (number of shares in thousands):

                                    OPTIONS OUTSTANDING
                         ------------------------------------------        OPTIONS EXERCISABLE
                                            WEIGHTED-                  ---------------------------
                             NUMBER          AVERAGE      WEIGHTED-        NUMBER        WEIGHTED-
                         OUTSTANDING AT     REMAINING      AVERAGE     EXERCISABLE AT     AVERAGE
      RANGE OF            DECEMBER 31,     CONTRACTUAL    EXERCISE      DECEMBER 31,     EXERCISE
   EXERCISE PRICES            1998            LIFE          PRICE           1998           PRICE
   ---------------       --------------    -----------    ---------    --------------    ---------
   $ 0.06 - $ 1.33             760            5.17         $ 0.93            719          $ 0.95
   $ 1.42 - $ 7.48             679            6.28         $ 5.99            552          $ 5.79
   $ 7.56 - $13.63           2,309            7.41         $10.84          1,148          $10.74
   $13.78 - $29.67           2,117            8.46         $22.74            714          $22.37
   $29.83 - $49.69           1,430            9.28         $37.96            204          $36.70
   $50.12 - $62.37             916            9.67         $52.37             41          $51.02
                             -----            ----         ------          -----          ------
   $ 0.06 - $62.37           8,211            7.96         $21.94          3,378          $12.37
                             =====            ====         ======          =====          ======

                          VERITAS SOFTWARE CORPORATION

NOTE 8. STOCK COMPENSATION PLANS (CONTINUED):
  EMPLOYEE STOCK PURCHASE PLANS

     Under the terms of the Merger with OpenVision, the Company assumed the OpenVision Employee Stock Purchase Plan (the 1996 Purchase Plan). Upon consummation of the Merger, each 1996 Purchase Plan option was converted into a right to purchase shares of the Company's common stock. No new offering periods will be commenced under the 1996 Purchase Plan, and the 1996 Purchase Plan was terminated on October 31, 1998. Under the Company's 1993 Employee Stock Purchase Plan (the 1993 Purchase Plan), the Company is authorized to issue up to 2,250,000 shares of common stock to its full-time employees, nearly all of whom are eligible to participate. Under the terms of the 1993 Purchase Plan, employees can choose to have up to 10% of their wages withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the subscription date fair market value and the purchase date fair market value. Substantially all of the eligible employees have participated in the either the 1993 Purchase Plan or the 1996 Purchase Plan in 1998, 1997 and 1996. Under the 1993 Purchase Plan, the Company issued 169,905, 99,614, and 229,445 shares to employees in 1998, 1997 and 1996, respectively. Under the 1996 Purchase Plan, the Company issued 98,917, 70,489 and 51,223 shares to employees in 1998, 1997 and 1996, respectively.

     In accordance with APB 25, the Company does not recognize compensation cost related to employee purchase rights under the Plan. To comply with the pro forma reporting requirements of SFAS No. 123, compensation cost is estimated for the fair value of the employees' purchase rights using the Black-Scholes option-pricing model with the following assumptions for these rights granted in 1998, 1997 and 1996: a dividend yield of 0.0% for all years; an expected life ranging up to 2 years for all years; an expected volatility factor of 0.65 in 1998, 0.60 in 1997 and 0.65 in 1996; and risk-free interest rates ranging from 5.14% to 5.39% in 1998, from 5.27% to 5.84% in 1997 and from 4.81% to 6.01% in
1996. The weighted average fair value of the purchase rights granted in 1998, 1997 and 1996 was $14.16, $13.90 and $6.88, respectively.

NOTE 9. STOCKHOLDERS' EQUITY

     On October 4, 1998, the Board of Directors of the Company adopted a Stockholder Rights Plan, declaring a dividend of one preferred share purchase right (a Right) for each outstanding share of common stock, par value $0.001 per share, of VERITAS. The rights are initially attached to the Company's common stock and will not trade separately. If a person or group acquires 20 percent or more of the Company's common stock, or announces an intention to make a tender offer for the Company's common stock the consummation of which would result in acquiring 20 percent or more of the Company's common stock, then the rights will be distributed and will then trade separately from the common stock. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.001 per share, of the Company. The rights expire October 5, 2008, unless the expiration date is extended or unless the rights are earlier redeemed or exchanged by the Company.

                          VERITAS SOFTWARE CORPORATION

NOTE 9. STOCKHOLDERS' EQUITY (CONTINUED)
     Share and per share amounts applicable to prior periods in the consolidated financial statements have been restated to reflect a 3-for-2 stock split in the form of a stock dividend executed by the Company in May 1998.

     The Company is authorized to issue up to 10,000,000 shares of undesignated preferred stock. No such preferred shares have been issued to date.

     Total common shares reserved for issuance at December 31, 1998 under all stock compensation plans are 12,037,500 shares (see Note 8).

NOTE 10. INCOME TAXES

     The provision for income taxes consists of the following (in thousands):

                                              YEARS ENDED DECEMBER 31,
                                            ----------------------------
                                             1998       1997       1996
                                            -------    -------    ------
Federal
  -- current..............................  $11,858    $   539    $  366
  -- deferred.............................   (8,075)    (3,500)       --
State
  -- current..............................    2,514      1,939     1,119
  -- deferred.............................       75       (700)       --
Foreign...................................    1,769      2,732       686
                                            -------    -------    ------
     Total................................  $ 8,141    $ 1,010    $2,171
                                            =======    =======    ======

     The provision for income taxes differs from the amount computed by applying the federal statutory rate as follows:

                                              YEARS ENDED DECEMBER 31,
                                             ---------------------------
                                             1998       1997       1996
                                             -----      -----      -----
Federal tax at statutory rate..............   35.0%      35.0%      35.0%
Benefit of loss carryforwards..............   (9.3)     (35.9)     (35.0)
State taxes................................    4.2        5.4        5.3
Foreign taxes..............................    3.0        9.4        3.0
Change in valuation allowance..............  (13.4)     (17.7)        --
Merger-related costs.......................     --        6.5         --
In-process research and development
  charge...................................     --         --        5.2
Alternative minimum tax, net...............     --        2.3        2.7
Tax credits................................   (7.1)        --         --
Other......................................    1.2       (0.7)      (1.0)
                                             -----      -----      -----
          Total............................   13.6%       4.3%      15.2%
                                             =====      =====      =====

                          VERITAS SOFTWARE CORPORATION

NOTE 10. INCOME TAXES (CONTINUED)
     Significant components of the Company's deferred tax assets are as follows (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                --------------------------------
                                                  1998        1997        1996
                                                --------    --------    --------
Net operating loss carryforwards..............  $ 23,276    $ 22,499    $ 28,566
Reserves and accruals not currently
  deductible..................................     6,146       2,205       2,984
Acquired intangibles..........................     1,895       2,114       5,400
Tax credit carryforwards......................        --       2,246       1,385
Other.........................................     1,655         887         994
                                                --------    --------    --------
          Total...............................    32,972      29,951      39,329
Valuation allowance...........................   (20,772)    (25,751)    (39,329)
                                                --------    --------    --------
Net deferred tax assets.......................  $ 12,200    $  4,200    $     --
                                                ========    ========    ========

     The valuation allowance decreased by approximately $5.0, $13.6 and $3.9 million in 1998, 1997 and 1996, respectively. As of December 31, 1998 approximately $11.6 million of the valuation allowance reflected above relates to the tax benefits of stock option deductions which will be credited to equity when realized.

     As of December 31, 1998, the Company had federal tax loss carryforwards of approximately $63.0 million which will expire in 2007 through 2011, if not utilized. Because of the change in ownership provisions of the Internal Revenue Code, a substantial portion of the Company's net operating loss carryforwards may be subject to annual limitations. The annual limitation may result in the expiration of net operating loss carryforwards before utilization.

     Management has determined based on the Company's history of prior earnings, its expectations for the future and the extended period over which the benefits of certain deferred tax assets will be realized, as well as the limitations on its ability to utilize certain net operating loss carryforwards, that a substantial valuation allowance continues to be necessary.

     The realization of the Company's net deferred tax assets, which relate primarily to net operating loss carryforwards and temporary differences is dependent on generating sufficient taxable income in future periods. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

                          VERITAS SOFTWARE CORPORATION

NOTE 11. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share amounts):

                                             YEARS ENDED DECEMBER 31,
                                           -----------------------------
                                            1998       1997       1996
                                           -------    -------    -------
Numerator:
  Net income.............................  $51,648    $22,749    $12,129
                                           =======    =======    =======
Denominator:
  Weighted average shares................   47,013     45,622     40,680
  Shares related to Staff Accounting
     Bulletin No. 98:
     Convertible preferred stock.........       --         --      2,346
                                           -------    -------    -------
  Denominator for basic earnings per
     share...............................   47,013     45,622     43,026
  Common stock equivalents...............    4,658      3,871      3,470
                                           -------    -------    -------
  Denominator for diluted earnings per
     share...............................   51,671     49,493     46,496
                                           =======    =======    =======
Basic earnings per share.................  $  1.10    $  0.50    $  0.28
                                           =======    =======    =======
Diluted earnings per share...............  $  1.00    $  0.46    $  0.26
                                           =======    =======    =======

     Common stock equivalents used in the determination of the denominator of diluted earnings per share does not include 2,325,581 shares issuable upon conversion of the 5.25% Convertible Subordinated Notes, as their effect would be anti-dilutive for all periods presented (see Note 5).

NOTE 12. COMPREHENSIVE INCOME

     As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130). SFAS No. 130 establishes new rules for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no significant impact on the Company's net income or stockholders' equity. SFAS No. 130 requires foreign currency translation adjustments, which prior to adoption were reported separately in stockholders' equity, to be included in other comprehensive income.

     The following are the components of comprehensive income:

                                             YEARS ENDED DECEMBER 31,
                                           -----------------------------
                                            1998       1997       1996
                                           -------    -------    -------
Net income...............................  $51,648    $22,749    $12,129
Foreign currency translation
  adjustments............................       10       (303)      (158)
                                           -------    -------    -------
Comprehensive income.....................  $51,658    $22,446    $11,971
                                           =======    =======    =======

NOTE 13. SIGNIFICANT DEVELOPMENT AND LICENSE AGREEMENTS

     In August of 1996 the Company entered into a development and license agreement with Microsoft pursuant to which Microsoft would pay the Company up to $5.0 million to

                          VERITAS SOFTWARE CORPORATION

NOTE 13. SIGNIFICANT DEVELOPMENT AND LICENSE AGREEMENTS (CONTINUED):
develop a version of its Volume Manager product to be ported and embedded in Windows NT 5.0. The Company's development efforts under this agreement are on a "best efforts" basis, and there is no obligation for the Company to repay amounts received under the agreement if the development effort is not successful. Accordingly, Microsoft bears the risk of the development effort and will own the resulting technology and/or products developed under the agreement. Under the terms of the agreement, the Company is allowed to market any developed add-on products to the Windows NT installed customer base in exchange for paying Microsoft a royalty fee, the aggregate of which is not to exceed $5.0 million. Such royalties become payable if the Company is successful in its development effort. The Company is accounting for this arrangement in accordance with Statement of Financial Accounting Standards No. 68, "Research and Development Arrangements" (SFAS No. 68) using the percentage of completion method. Amounts earned by the Company under the agreement are recorded as service revenue while costs incurred to complete the development efforts are recorded as cost of service revenue in the accompanying Statements of Operations. The Company recognized revenue under this agreement of approximately $0.8 million in 1998, $3.7 million in 1997 and $0.5 million in 1996, and incurred costs of $0.7 million in 1998, $2.4 million in 1997, and $0.2 million in 1996. Payments received from Microsoft during 1998, 1997 and 1996 were $2.0 million, $2.8 million and $0.2 million, respectively.

     In January 1997 the Company entered into a cross-license and development arrangement with Sun Microsystems whereby each party granted the other a royalty-based license to bundle or resell substantially all then-available products of both companies. Under this arrangement, 5% of each royalty dollar received by the Company is to be set aside to fund future "best efforts", non-recurring engineering services to be performed by the Company at the direction of Sun. Under these NRE projects, the scope of which is mutually agreed to by both parties, Sun bears the risk of the development effort. In accordance with SFAS No. 68 the Company has recognized a liability equal to 5% of each royalty dollar received from Sun under this arrangement. As of December 31, 1998 there was no liability to Sun. The liability to Sun as of December 31, 1997 was $174,000.

NOTE 14. SEGMENT INFORMATION

     The Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131), in fiscal 1998. SFAS No. 131 supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" and establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or group, in deciding how to allocate resources and in assessing performance.

     The Company operates in one segment, storage management solutions. The Company's products and services are sold throughout the world, through direct, OEM, reseller and distributor channels. The Company's chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone revenue of product channels and the geographic regions of the segment and does not

                          VERITAS SOFTWARE CORPORATION

NOTE 14. SEGMENT INFORMATION (CONTINUED) receive discrete financial information about asset allocation, expense allocation or profitability from the Company's storage products or services.

     Geographic information (in thousands):

                                            YEARS ENDED DECEMBER 31,
                                         -------------------------------
                                           1998        1997       1996
                                         --------    --------    -------
User license fees(1):
  United States........................  $121,910    $ 67,888    $44,286
  Europe(2)............................    33,172      12,971     10,696
  Other(3).............................    12,621      14,855      4,241
                                         --------    --------    -------
          Total........................  $167,703    $ 95,714    $59,223
                                         ========    ========    =======
Services (1):
  United States........................  $ 34,759    $ 20,463    $10,195
  Europe(2)............................     7,869       4,865      3,186
  Other(3).............................       534          83        142
                                         --------    --------    -------
          Total........................  $ 43,162    $ 25,411    $13,523
                                         ========    ========    =======
Total net revenue......................  $210,865    $121,125    $72,746
                                         ========    ========    =======

                                             YEARS ENDED DECEMBER 31,
                                          ------------------------------
                                            1998       1997       1996
                                          --------    -------    -------
Long-lived assets(4):
  United States.........................  $ 25,202    $ 9,412    $ 6,268
  Europe(2).............................     3,644      1,114        633
  Other(3)..............................       380         67         96
                                          --------    -------    -------
          Total.........................  $ 29,226    $10,593    $ 6,997
                                          ========    =======    =======

---------------
(1) License and Service revenues are attributed to geographic regions based on location of customers.

(2) Europe includes the Middle East and Africa.

(3) Other includes Canada and the Asia Pacific region.

(4) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and financial instruments. Reconciliation to total assets reported:

                                             YEARS ENDED DECEMBER 31,
                                          ------------------------------
                                            1998       1997       1996
                                          --------    -------    -------
Total long-lived assets.................  $ 29,226    $10,593    $ 6,997
Other assets, including current.........   319,891    231,287     87,527
                                          --------    -------    -------
          Total consolidated assets.....  $349,117    $241,880   $94,524
                                          ========    =======    =======

One customer represents approximately 12% or $25.8 million of the Company's net revenues in 1998.

                          VERITAS SOFTWARE CORPORATION

NOTE 15. RELATED PARTY TRANSACTIONS

     In fiscal 1998 the Company paid $0.8 million in service fees relating to the potential acquisition of NSMG to Donaldson, Lufkin & Jenrette (DLJ), a company affiliated with a director of the Company during 1998. The Company had no outstanding receivable or payable balance with DLJ at December 31, 1998.

NOTE 16. POTENTIAL ACQUISITIONS

     On October 5, 1998, the Company entered into an Agreement and Plan of Reorganization pursuant to which the Company will acquire the Network and Storage Management Group business of Seagate Software, Inc. (SSI), a subsidiary of Seagate Technology, Inc.. Security holders of the Company will acquire approximately 60% of the fully-diluted equity of the combined company. SSI and certain holders of options to purchase common stock of SSI will acquire common stock and rights to acquire common stock representing approximately 40% of the combined company's fully-diluted equity securities. The transaction is expected to be completed in April 1999, subject to the approval of the VERITAS and SSI stockholders, and other regulatory approvals.

     On September 1, 1998, the Company entered into a Combination Agreement to acquire TeleBackup Systems Inc., a Canadian corporation. As a result of the Combination Agreement, TeleBackup will become a wholly-owned subsidiary of the Company in exchange for the issuance, to the holders of TeleBackup common shares and TeleBackup options, of between 1,555,000 and 1,900,000 shares of the Company's common stock or its economic equivalent, such number of shares, depending upon the trading price of the Company's common stock on the Nasdaq National Market prior to the closing of the transaction. The proposed acquisition is structured to qualify as a tax-free stock transaction in Canada. The transaction is expected to close in April 1999, subject to regulatory and stockholder approval and other customary closing conditions.

     The NSMG and TeleBackup acquisitions will be accounted for by the Company using the purchase method of accounting. Following consummation of the NSMG and TeleBackup transactions, the Company currently expects to incur a charge of approximately $209.0 million per fiscal quarter primarily related to the amortization of goodwill and other intangible assets over a four-year period, based upon the closing price of VERITAS common stock as of March 29, 1999. The Company also expects to incur charges to operations for a one-time write-off related to in-process research and development costs in the fiscal quarter in which these transactions are consummated. These charges are currently estimated to be approximately $104.5 million. Such amounts are preliminary and are subject to change upon the final determination of the purchase price of both NSMG and TeleBackup at the time of closing of each transaction. In addition, as a result of the NSMG acquisition, the Company expects to incur a restructuring charge in the same fiscal quarter that these transactions are consummated. This one-time restructuring charge relates primarily to exit costs with respect to duplicate facilities of the Company, which the Company plans to vacate. The Company estimates this restructuring charge to be in the range of $9.0 to $13.0 million. Such costs are in addition to the liability for the estimated costs to vacate facilities of NSMG, which will become duplicative upon the closing of the NSMG transaction, which liability will be assumed by the Company and included as a part of the purchase price.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Stockholders and Board of Directors
VERITAS Software Corporation

     We have audited the accompanying consolidated balance sheets of VERITAS Software Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of VERITAS Software Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                               ERNST & YOUNG LLP

San Jose, California
January 27, 1999

                          VERITAS SOFTWARE CORPORATION

         SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                BALANCE AT    CHARGED TO                     BALANCE AT
                                BEGINNING     OPERATING                         END
                                 OF YEAR       EXPENSES     DEDUCTIONS(1)     OF YEAR
                                ----------    ----------    -------------    ----------
                                                    (IN THOUSANDS)
Allowance for doubtful
  accounts:
  Year ended December 31,
     1998.....................    $1,597        $1,032           $57           $2,572
  Year ended December 31,
     1997.....................    $  697        $  900           $--           $1,597
  Year ended December 31,
     1996.....................    $  807        $  (75)          $35           $  697

---------------
(1) Deductions related to the allowance for doubtful accounts represent amounts written off against the allowance.

                                    EXHIBITS

     As required by Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K, the exhibits filed as part of this report are provided on this separate section. The exhibits included in this section are as follows:

      EXHIBIT
      NUMBER                         EXHIBIT DESCRIPTION
      -------                        -------------------
       10.16     Amendment No 1. to Office Building Lease dated 4/30/98 by
                 and between the Registrant and Ryan Companies US, Inc.
       10.17     Office Building Sublease dated 12/31/98, by and between the
                 Registrant and Silicon Graphics, Inc.
       21.01     Subsidiaries of the Registrant
       23.01     Consent of Ernst & Young LLP, Independent Auditors
       27.01     Financial Data Schedule (EDGAR only)