Form 10-K405/A
period 1998-12-31
VERITAS SOFTWARE CORP
filed 1999-04-30
CIK 867666

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 1
                            ------------------------

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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                      PAGE NO.
                                                                      --------
                                   PART III
Item
  10.   Directors and Executive Officers of the Registrant..........      3
Item
  11.   Executive Compensation......................................      5
Item
  12.   Security Ownership of Certain Beneficial Owners and               7
          Management................................................
Item
  13.   Certain Relationships and Related Transactions..............      8

Signatures..........................................................      9

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     The following table sets forth information as of March 31, 1999 with respect to persons who are members of the Board of Directors of VERITAS Software
Corporation:

          NAME             AGE                        TITLE
          ----             ---                        -----
Mark Leslie                53    Chief Executive Officer and Chairman of the
                                 Board
Geoffrey W. Squire         52    Executive Vice-President and Vice-Chairman of
                                 the Board
Fred van den Bosch         52    Executive Vice President of Engineering,
                                 Director
Steven Brooks              47    Director
William H. Janeway         55    Director
Joseph D. Rizzi            56    Director
Roel Pieper                42    Director

     Directors will hold office until the next annual meeting of stockholders and until their successors have been elected and qualified or until their earlier resignation or removal. Executive officers will be chosen by and will serve at the discretion of the Board of Directors. There is no family relationship between any director or executive officer of VERITAS and any other director or executive officer of VERITAS.

     Mr. Leslie has served as President and Chief Executive Officer of VERITAS since 1990 and as a director of VERITAS since 1988. Prior to 1990, he was the principal and owner of Leslie Consulting, a management consulting firm and President and Chief Executive Officer of Rugged Digital Systems, Inc., a computer manufacturer. Mr. Leslie is also Chairman of the Board of Versant Object Technology Corporation, an object-oriented database software company.

     Mr. Squire has been Co-Chairman of the Board of Directors and Executive Vice-President of VERITAS since April 1997, when VERITAS merged with OpenVision. Mr. Squire became a director of OpenVision in January 1994 and was appointed Chief Executive Officer of OpenVision in July 1995. From January 1994 to November 1994, Mr. Squire was Executive Vice President and Chief Executive Officer of International Operations and from November 1994 to June 1995, he was President and Chief Operating Officer of OpenVision. Prior to that time, Mr. Squire worked at Oracle Corporation, most recently as a member of Oracle's Executive Committee as Chief Executive, International Operations. Mr. Squire has sat on the Council of the U.K. Computing Services and Software Association since 1990. In 1995, Mr. Squire was elected as the founding President of the European Information Services Association. Mr. Squire also serves as a director of Industri-Mathematik International Corp.

     Mr. van den Bosch has served as Executive Vice President, Engineering of VERITAS since July 1997. Mr. van den Bosch served as Senior Vice President, Engineering of VERITAS from 1991 to July 1997 and was appointed as a director of VERITAS in February 1996. From 1970 until 1990, he served in various positions with Philips Information Systems, including Director of Technology.

     Mr. Brooks has been a director of VERITAS since April 1996. Since February 1999, Mr. Brooks has been General Partner of Broadview Capital Partners, a private equity firm.

From September 1997 to February 1999, Mr. Brooks was a managing director of Donaldson, Lufkin & Jenrette Securities Corporation, an investment banking firm. From 1996 to 1997, Mr. Brooks was a private investor and a consultant to technology companies. From 1994 to 1996, Mr. Brooks served as Managing Director and Head of Global Technology Investment Banking at the Union Bank of Switzerland Securities, LLC. Prior to 1994, Mr. Brooks was a private investor and consultant to high-technology firms, and served as Managing Partner of investment banking at Robertson, Stephens & Co., an investment bank. Mr. Brooks is a director of Paychex, Inc. a national payroll processing and business services company, and QRS, an electronic commerce company.

     Mr. Janeway has been a director of VERITAS since April 1997. Mr. Janeway has been a Managing Director of E.M. Warburg Pincus & Co., LLC since 1988. Prior to 1988, he served in a management capacity at F. Eberstadt & Co., Inc. Mr. Janeway is a director of ECsoft Group, PLC, Vanstar Corporation, Maxis, Inc., Zilog, Inc., and Industri-Mathematik Intl. Corp.

     Mr. Rizzi has been a director of VERITAS since 1987. Prior to that date, he served as a general partner of Matrix Partners, a venture capital firm, and as Chief Executive Officer of Elxsi, a computer company.

     Mr. Pieper has been a director of VERITAS since 1992. Mr. Pieper has served as Executive Vice President of Philips Electronics, The Netherlands, since January 1998. From 1996 to January 1999, Mr. Pieper was President and Chief Executive Officer of Tandem Computers Incorporated, a manufacturer of fault-tolerant computer systems. From 1993 to 1996 he served as President and Chief Executive Officer of Ungermann-Bass, Inc., a global data network integrator and product supplier, and Senior Vice President of Tandem Computers Incorporated, the parent company of Ungermann-Bass, Inc. From 1991 to 1993, he served in various executive capacities for UNIX System Laboratories. Mr. Pieper also serves as a director of General Magic, Inc., Computer Associates, and Lincoln National Corporation.

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     In accordance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and the regulations of the Securities and Exchange Commission, VERITAS' directors, certain officers, and greater than 10% stockholders are required to file reports of ownership and changes in ownership with the SEC and the Nasdaq National Market and to furnish VERITAS with copies of all such reports they file.

     Based solely on its review of the copies of such forms furnished to VERITAS and written representations from certain reporting persons, VERITAS is unaware of any failures during 1998 to file Forms 3, 4 or 5 or any failures to file such forms in a timely basis.

EXECUTIVE OFFICERS

     Information with respect to executive officers may be found in Item 1. Business.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS

     The following table sets forth all compensation awarded to, earned by or paid for services rendered to VERITAS Software Corporation in all capacities during 1996, 1997 and 1998 by VERITAS' chief executive officer and VERITAS' four other most highly compensated executive officers. This information includes the dollar value of base salaries, commissions and bonus awards, the number of shares subject to stock options granted and certain other compensation, whether paid or deferred. VERITAS does not grant stock appreciation rights and has no long-term compensation benefits other than stock options.

                           SUMMARY COMPENSATION TABLE

                                                                                        LONG-TERM
                                                                                       COMPENSATION
                                                                                       ------------
                                                          ANNUAL COMPENSATION             AWARDS
                                                   ---------------------------------    SECURITIES
                                                                     OTHER ANNUAL       UNDERLYING
NAME AND PRINCIPAL POSITION   YEAR    SALARY($)      BONUS($)       COMPENSATION($)     OPTIONS(#)
---------------------------   ----   -----------   -------------   -----------------   ------------
Mark Leslie.................  1998   $   300,000     $398,765           $ 1,200          123,750
  President, Chief            1997       250,000      326,400             1,200          191,248
  Executive Officer           1996       230,000      170,800                 0          168,750
Geoffrey W. Squire..........  1998       240,213      236,867                 0           41,250
  Executive Vice President    1997       169,689      208,875            18,444                0
                              1996             0            0                 0                0
Fred van den Bosch..........  1998       220,000      219,321             1,200           82,500
  Executive Vice              1997       160,000      140,598             1,200          112,498
  President of Engineering    1996       145,000       78,082                 0           50,625
Paul A. Sallaberry..........  1998       300,350       99,691             1,200           37,500
  Senior Vice President,      1997       284,170       58,485             1,200           78,748
  Worldwide Sales             1996             0            0                 0                0
Kenneth E. Lonchar..........  1998       191,200      179,444                 0           22,500
  Chief Financial Officer     1997       114,667      133,680                 0           22,498
  Sr. Vice President,
     Finance                  1996             0            0                 0                0

     Portions of bonuses for services rendered in fiscal year 1996, 1997 and 1998 were each paid in the following year. Share data has been restated to give retroactive effect to a 3-for-2 stock split in the form of a stock dividend effected on May 20, 1998. Mr. Sallaberry and Mr. Squire joined VERITAS in April 1997 when VERITAS merged with OpenVision Technologies, Inc. The compensation amounts include sales commissions paid to Mr. Sallaberry by VERITAS in the amount of $118,965 in 1996 and $170,837 in 1997.

OPTION GRANTS IN 1998

     The following table sets forth further information regarding the individual grants of stock options pursuant to VERITAS' stock option plans during fiscal 1998 to each of the VERITAS named officers. The table illustrates the hypothetical gains or "option spreads" that would exist for the options at the end of the ten-year term of the option based on assumed annualized rates of compound stock price appreciation of 5% and 10% from the dates the options were granted to the end of the term. The 5% and 10% assumed rates of annual compound stock price appreciation are mandated by rules of the Securities and Exchange Commission and do not represent VERITAS' estimate or projection of future common stock prices. Actual gains, if any, on option exercises will depend on the future performance of VERITAS' common stock and overall market conditions. The potential realizable values shown in this table may never be achieved.

                                                                                       POTENTIAL REALIZABLE
                                                                                         VALUE AT ASSUMED
                          NUMBER OF     PERCENT OF                                        ANNUAL RATES OF
                          SECURITIES   TOTAL OPTIONS                                 STOCK PRICE APPRECIATION
                          UNDERLYING    GRANTED TO                                        FOR OPTION TERM
                           OPTIONS     EMPLOYEES IN    EXERCISE PRICE   EXPIRATION   -------------------------
         NAME              GRANTED      FISCAL YEAR       ($/SHR)          DATE          5%            10%
         ----             ----------   -------------   --------------   ----------   -----------   -----------
Mark Leslie............    123,750          5.4            $39.17        4/14/08      3,048,176     7,724,677
Geoffrey W. Squire.....     41,250          1.8            $39.17        4/14/08      1,016,059     2,574,892
Fred van den Bosch.....     82,500          3.6            $39.17        4/14/08      2,032,117     5,149,785
Paul A. Sallaberry.....     37,500          1.6            $39.17        4/14/08        923,690     2,340,811
Kenneth E. Lonchar.....     22,500          1.0            $39.17        4/14/08        554,214     1,404,487

     The exercise price of all stock options was equal to the fair market value of VERITAS' common stock on the date of grant. Stock options vest over four years at the rate of 1/48 per month, such vesting to accelerate in the event of an acquisition or merger of VERITAS. The options were granted for a term of ten years, subject to earlier termination upon termination of employment. Share and per share data has been restated to give retroactive effect to a 3-for-2 stock split in the form of a stock dividend in May 1998.

AGGREGATE OPTION EXERCISES IN 1998 AND FISCAL YEAR-END OPTION VALUES

     The following table sets forth certain information concerning the exercise of stock options during 1998 by each of the VERITAS named officers, including the aggregate amount of gains on the date of exercise. In addition, the table includes the number of shares covered by both vested and unvested stock options held on December 31, 1998 by each of the VERITAS named officers. Also reported are values for "in the money" stock options that represent the positive spread between the respective exercise prices of outstanding stock options and the fair market value of the VERITAS common stock as of

December 31, 1998. The fair market value is determined by the closing price of VERITAS' common stock on December 31, 1998, which was $59.94 per share.

                                                  NUMBER OF SECURITIES
                                                       UNDERLYING
                         SHARES        VALUE          UNEXERCISED          VALUE OF UNEXERCISED
                       ACQUIRED ON    REALIZED     OPTIONS AT FISCAL      IN-THE-MONEY OPTIONS AT
        NAME           EXERCISE(#)      ($)             YEAR-END            FISCAL YEAR-END($)
        ----           -----------   ----------   --------------------   -------------------------
                                                    VESTED   UNVESTED         VESTED      UNVESTED
                                                  --------    -------    -----------   -----------
Mark Leslie..........    29,999      $  940,623   378,751     337,499    $19,043,997   $12,459,417
Geoffrey W. Squire...    86,400      $1,948,165   106,895     159,355    $ 5,094,057   $ 6,791,675
Fred van den Bosch...         0      $        0   290,801     181,312    $15,290,591   $ 6,194,667
Paul A. Sallaberry...    44,999      $1,710,374    83,617     138,661    $ 3,634,233   $ 5,306,142
Kenneth E. Lonchar...    13,706      $  667,551    11,895      41,537    $   413,934   $ 1,330,341

     Share data has been restated to give retroactive effect to a 3-for-2 stock split in the form of a stock dividend effected in May 1998. The value realized for option exercises is the aggregate fair market value of VERITAS common stock on the date of exercise less the exercise price. The valuations shown above for unexercised in-the-money options are based on the difference between the option exercise price and the fair market value of the stock on December 31, 1998. These values have not been, and may never be, realized.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 31, 1999, or as otherwise specified, with respect to the beneficial ownership of VERITAS common stock by:

     - each stockholder known by VERITAS to be the beneficial owner of more than 5% of the outstanding shares of VERITAS common stock;

     -  each director of VERITAS;

     - the Chief Executive Officer and each of the four most highly compensated executive officers of VERITAS named for 1998; and

     -  all executive officers and directors of VERITAS as a group.

     The table reflects beneficial ownership as of March 31, 1999. We have determined beneficial ownership in accordance with the rules of the Securities and Exchange Commission. To our knowledge, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them subject to community property laws where applicable unless we indicate otherwise below. However, we have not included any other person's options for the purpose of computing percentage ownership.

     On March 31, 1999, there were 48,092,431 shares of VERITAS common stock outstanding.

     Pilgrim Baxter and Associates, an institutional investment manager that holds shares on behalf of various client accounts, shares voting power and holds dispositive power with respect to its shares.

                                             AMOUNT AND NATURE OF
                                             BENEFICIAL OWNERSHIP
                                       ---------------------------------    PERCENT OF
          BENEFICIAL OWNER              SHARES      OPTIONS      TOTAL        CLASS
          ----------------             ---------   ---------   ---------    ----------
William H. Janeway...................  6,675,650          --   6,675,650      13.88%
E.M. Warburg, Pincus & Co., LLC......  6,674,150          --   6,674,150      13.88
Warburg, Pincus & Company............  6,664,531          --   6,664,531      13.86
Warburg, Pincus Investors, L.P.......  6,660,650          --   6,660,650      13.85
Janus Capital Corporation............  5,347,915          --   5,347,915      11.12
  100 Fillmore Street, Suite 300
  Denver, CO 80206
Pilgrim Baxter and Associates........  2,703,288          --   2,703,288       5.62
  1255 Drummers Lane, Suite 300
  Wayne, PA 19087
Mark Leslie..........................    671,958     439,687   1,111,645       2.29
Geoffrey W. Squire...................    380,000     143,629     523,629       1.09
Fred van den Bosch...................     83,174     322,012     405,186          *
Paul A. Sallaberry...................     29,026     109,382     138,358          *
Joseph D. Rizzi......................     55,083      64,968     120,051          *
Kenneth E. Lonchar...................     51,522      16,583      68,105          *
Roel Pieper..........................         --      64,121      64,121          *
Steven Brooks........................      4,500      43,877      48,377          *
All current VERITAS executive
  officers and directors as a group
  (12 persons).......................  8,034,025   1,346,510   9,380,535      18.97%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     From January 1, 1998 to the present, there have not been any and there are currently no proposed transactions in which the amount involved exceeded $60,000 to which VERITAS or any of its subsidiaries was or is to be a party and in which any executive officer, director, 5% beneficial owner of VERITAS common stock or member of the immediate family of them had or will have a direct or indirect material interest. There are no business relationships between VERITAS and any entity, of which a director of VERITAS is an executive officer or of which a director of VERITAS owns equity interest in excess of 10%, involving payments for property or services in excess of five percent of VERITAS consolidated gross revenues for VERITAS for 1998 except as previously reported or as set forth in
Item 11 above.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Mountain View, State of California, on the 29th day of April, 1999.

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

                      SIGNATURE                                TITLE               DATE
                      ---------                                -----               ----
      PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR:

                   /s/ MARK LESLIE                     President, Chief       April 29, 1999
-----------------------------------------------------  Executive Officer and
                     Mark Leslie                       Co-Chairman of the
                                                       Board

PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING
OFFICER:

               /s/ KENNETH E. LONCHAR                  Senior Vice            April 29, 1999
-----------------------------------------------------  President, Finance
                 Kenneth E. Lonchar                    and Chief Financial
                                                       Officer

ADDITIONAL DIRECTORS:

               /s/ GEOFFREY W. SQUIRE                  Co-Chairman of the     April 29, 1999
-----------------------------------------------------  Board
                 Geoffrey W. Squire

               /s/ FRED VAN DEN BOSCH                  Director               April 29, 1999
-----------------------------------------------------
                 Fred van den Bosch

                  /s/ STEVEN BROOKS                    Director               April 29, 1999
-----------------------------------------------------
                    Steven Brooks

                 /s/ WILLIAM JANEWAY                   Director               April 29, 1999
-----------------------------------------------------
                   William Janeway

                                                       Director               April   , 1999
-----------------------------------------------------
                     Roel Pieper

                  /s/ JOSEPH RIZZI                     Director               April 29, 1999
-----------------------------------------------------
                    Joseph Rizzi