Form 10-Q
period 1999-03-31
VERITAS SOFTWARE CORP
filed 1999-05-14
CIK 867666

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

(MARK ONE)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   The number of shares of the registrant's common stock outstanding as of April 30, 1999 was 48,194,733 shares.



================================================================================

                          VERITAS SOFTWARE CORPORATION

                                      INDEX

                          PART I: FINANCIAL INFORMATION

                                                                                   PAGE NO.
                                                                                   --------
Item 1.    Condensed Consolidated Financial Statements............................
           Condensed Consolidated Balance Sheets as of March 31, 1999 and December
           31, 1998...............................................................     3
           Condensed Consolidated Statements of Income for the Three Months
           Ended March 31, 1999 and 1998 .........................................     4
           Condensed  Consolidated  Statements  of Cash Flows for the Three Months
           Ended
           March 31, 1999 and 1998................................................     5
           Notes to Condensed Consolidated Financial Statements...................     6
Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................    10
Item 3.    Quantitative and Qualitative Disclosures About Market Risk.............    25

                                 PART II: OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.......................................    27
SIGNATURE........................................................................     28

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                          VERITAS SOFTWARE CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                             MARCH 31,      DECEMBER 31,
                                                               1999            1998
                                                             ---------       ---------
                                                            (UNAUDITED)
Current assets:
   Cash and cash equivalents ..........................      $ 111,324       $ 139,086
   Short-term investments .............................         97,225          72,040
   Accounts receivable, net of allowance for doubtful
     accounts of $2,800 at March 31, 1999 and $2,572 at         50,210          52,697
     December 31, 1998
   Prepaid expenses ...................................         21,309          13,509
                                                             ---------       ---------
        Total current assets ..........................        280,068         277,332
Long-term investments .................................         47,859          31,925
Property and equipment, net ...........................         32,528          26,518
Other assets ..........................................         14,421          13,342
                                                             ---------       ---------
        Total assets ..................................      $ 374,876       $ 349,117
                                                             =========       =========


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable ...................................      $   4,390       $   4,958
   Accrued compensation and benefits ..................          7,473          11,267
   Other accrued liabilities ..........................         11,488          11,196
   Income taxes payable ...............................         17,388          13,424
   Deferred revenue ...................................         43,149          37,645
                                                             ---------       ---------
        Total current liabilities .....................         83,888          78,490
Deferred rent .........................................            733             773
Convertible subordinated notes ........................        100,000         100,000
Stockholders' equity:
   Common stock .......................................        206,911         199,858
   Accumulated deficit ................................        (15,833)        (29,416)
   Deferred compensation ..............................            (24)            (32)
   Accumulated other comprehensive income (loss) ......           (799)           (556)
                                                             ---------       ---------
        Total stockholders' equity ....................        190,255         169,854
                                                             ---------       ---------
        Total liabilities and stockholders' equity ....      $ 374,876       $ 349,117
                                                             =========       =========











     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED
                                                               MARCH  31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
Net revenue:
   User license fees ...............................     $ 55,786      $ 30,689
   Services ........................................       16,118         8,393
                                                         --------      --------
        Total net revenue ..........................       71,904        39,082
Cost of revenue:
   User license fees ...............................        1,955         1,966
   Services ........................................        6,527         4,500
                                                         --------      --------
        Total cost of revenue ......................        8,482         6,466
                                                         --------      --------
Gross profit .......................................       63,422        32,616
Operating expenses:
   Selling and marketing ...........................       26,823        13,059
   Research and development ........................       13,816         7,549
   General and administrative ......................        3,289         2,170
                                                         --------      --------
        Total operating expenses ...................       43,928        22,778
                                                         --------      --------
Income from operations .............................       19,494         9,838
Interest and other income, net .....................        3,031         2,685

Interest expense ...................................       (1,433)       (1,420)
                                                         --------      --------
Income before income taxes .........................       21,092        11,103
Provision for income taxes .........................        7,509         2,048
                                                         --------      --------
Net income .........................................     $ 13,583      $  9,055
                                                         ========      ========

Net income per share - basic .......................     $   0.28      $   0.20
                                                         ========      ========

Net income per share - diluted .....................     $   0.26      $   0.18
                                                         ========      ========

Number of shares used in computing per share
   amounts - basic .................................       47,822        46,434
                                                         ========      ========

Number of shares used in computing per share
   amounts - diluted ...............................       53,136        50,950
                                                         ========      ========














     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                              MARCH  31,
                                                          1999          1998
                                                        ---------     ---------
Cash flows from operating activities:
  Net income .......................................    $  13,583     $   9,055
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization ..................        2,718         1,171
    Amortization of bond issuance costs ............          107           107
    Deferred rent ..................................          (40)          (39)
    Changes in operating assets and liabilities:
       Accounts receivable .........................        2,487           463
       Prepaid expenses ............................       (7,800)        1,207
       Other assets ................................       (1,271)         (426)
       Accounts payable ............................         (568)          385
       Accrued compensation and benefits ...........       (3,794)       (1,959)
       Other accrued liabilities ...................          292         2,868
       Income taxes payable ........................        3,964         1,423
       Deferred revenue ............................        5,504         1,072
                                                        ---------     ---------
Net cash provided by operating activities ..........       15,182        15,327
Cash flows from investing activities:
  Purchases of investments .........................      (83,409)     (105,748)
  Investment maturities ............................       42,290        82,474
  Purchase of property and equipment ...............       (8,635)       (4,691)
                                                        ---------     ---------
Net cash used for investing activities .............      (49,754)      (27,965)
Cash flows from financing activities:
  Proceeds from issuance of common stock ...........        7,053         4,309
                                                        ---------     ---------
Net cash provided by financing activities ..........        7,053         4,309
Effect of exchange rate changes ....................         (243)            3
                                                        ---------     ---------
Net decrease in cash and cash equivalents ..........      (27,762)       (8,326)
Cash and cash equivalents at beginning of period ...      139,086        75,629
                                                        ---------     ---------
Cash and cash equivalents at end of period .........    $ 111,324     $  67,303
                                                        =========     =========

Supplemental disclosures:
  Cash paid for taxes ..............................    $   3,217     $     513
















     See accompanying notes to condensed consolidated financial statements.

                          VERITAS SOFTWARE CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

1. BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments, consisting only of normal recurring accruals, considered necessary for a fair presentation have been included. The results for the interim periods presented are not necessarily indicative of the results that may be expected for any future period. The following information should be read in conjunction with the consolidated financial statements and notes thereto included in the VERITAS Software Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

2. NET INCOME PER SHARE

   Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Potential common shares consist of employee stock options using the treasury stock method. The following table sets forth the computation of basic and diluted net income per common share:

                                                                           THREE MONTHS ENDED
                                                                               MARCH  31,
                                                                           -------------------
                                                                            1999        1998
                                                                           -------     -------
Numerator:
   Net income ..........................................................   $13,583     $ 9,055
                                                                           =======     =======
Denominator:
   Denominator for basic net income per share - weighted-average shares.    47,822      46,434
   Common stock equivalents ............................................     5,314       4,516
                                                                           -------     -------
   Denominator for diluted net income per share ........................    53,136      50,950
                                                                           =======     =======

Basic net income per share .............................................   $  0.28     $  0.20
                                                                           =======     =======

Diluted net income per share ...........................................   $  0.26     $  0.18
                                                                           =======     =======

   Common stock equivalents included in the denominator for purposes of computing diluted net income per share do not include 2,325,581 shares issuable upon conversion of the 5.25% Convertible Subordinated Notes, as their effect would be anti-dilutive for all periods presented.

                          VERITAS SOFTWARE CORPORATION

                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

3. ACCUMULATED OTHER COMPREHENSIVE INCOME

   The following are the components of comprehensive income:

                                                          THREE MONTHS ENDED
                                                               MARCH  31,
                                                        -----------------------
                                                          1999           1998
                                                        --------       --------
Net income .......................................      $ 13,583       $  9,055
Foreign currency translation adjustments .........          (243)           (83)
                                                        --------       --------
Comprehensive income .............................      $ 13,340       $  8,972
                                                        ========       ========

4. BUSINESS COMBINATIONS

      On February 3, 1999, VERITAS completed the acquisition of OpenVision Australia Pty. Ltd., a company principally engaged in reselling VERITAS software products and services throughout Australia and New Zealand, for a total cost of approximately $300,000 in cash. The business combination has been accounted for as a purchase and the purchase price assigned to the fair value of specific tangible and intangible assets acquired.

      On February 8, 1999, VERITAS completed the acquisition of the Pune, India operations of Frontier Software Development (India) Private Limited, a company principally engaged in the development of customized software, for a total cost of approximately $2.4 million. Of this amount, VERITAS paid $1.3 million in cash and agreed to pay Frontier certain earn-out payments totaling $1.1 million over the next two years. The business combination has been accounted for as a purchase and the purchase price assigned to the fair value of specific tangible and intangible assets acquired.

5. SEGMENT INFORMATION

     The Company operates in one segment, storage management solutions. The Company's products and services are sold throughout the world, through direct, original equipment manufacturer, other reseller and distributor channels. The Company's chief operating decision maker, the chief executive officer, evaluates the performance of the Company based upon stand-alone software product and service revenue by product channels and revenues by geographic regions of the segment and does not receive separate, discrete financial information about asset allocation, expense allocation or profitability from the Company's storage products or services.

                          VERITAS SOFTWARE CORPORATION

                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


         Geographic information:

                                             THREE MONTHS ENDED
                                                  MARCH  31,
                                            ---------------------
                                             1999           1998
                                            -------       -------
               User license fees (1):
               United States ........       $43,228       $22,447
               Europe (2) ...........         8,917         5,416
               Other (3) ............         3,641         2,826
                                            -------       -------
                   Total ............        55,786        30,689
                                            -------       -------

               Services (1):
               United States ........        12,578         6,606
               Europe (2) ...........         2,679         1,663
               Other (3) ............           861           124
                                            -------       -------
                   Total ............        16,118         8,393
                                            -------       -------
               Total net revenue ....       $71,904       $39,082
                                            =======       =======

                                           MARCH 31,   DECEMBER 31,
                                             1999          1998
                                            -------       -------
               Long-lived assets (4):
               United States ........       $31,625       $25,202
               Europe (2) ...........         4,184         3,644
               Other (3) ............           578           380
                                            -------       -------
                   Total ............       $36,387       $29,226
                                            =======       =======


(1) License and services revenues are attributed to geographic regions based on location of customers.

(2)  Europe includes the Middle East and Africa.

(3)  Other includes Canada and the Asia Pacific region.

(4) Long-lived assets include all long-term assets except those specifically excluded under SFAS No. 131, such as deferred income taxes and long-term investments. Reconciliation to total assets reported:

                                              MARCH 31,      DECEMBER 31,
                                                 1999           1998
                                               --------       --------
         Total long-lived assets ...........   $ 36,387       $ 29,226
         Other assets, including current ...    338,489        319,891
                                               --------       --------
              Total consolidated assets ....   $374,876       $349,117
                                               ========       ========

Sales to one customer accounted for approximately $8.9 million, or 12%, of the Company's net revenues in the three months ended March 31, 1999.

                          VERITAS SOFTWARE CORPORATION

                                   (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

6. POTENTIAL ACQUISITIONS

      On October 5, 1998, the Company entered into an Agreement and Plan of Reorganization pursuant to which the Company will acquire the Network and Storage Management Group business (NSMG) of Seagate Software, Inc. (SSI), a subsidiary of Seagate Technology, Inc. Security holders of the Company will have approximately 60% of the fully-diluted equity of the combined company. SSI and certain holders of options to purchase common stock of SSI will receive common stock and rights to acquire common stock representing approximately 40% of the combined company's fully-diluted equity securities. Based on the issuance of approximately 34.6 million shares of VERITAS common stock, and the closing price of VERITAS common stock as of March 31, 1999, the total estimated purchase price is $3.1 billion. The transaction is expected to be completed in May 1999, subject to the approval of the VERITAS and SSI stockholders, and other conditions.

      On September 1, 1998, the Company entered into a Combination Agreement to acquire TeleBackup Systems Inc. (TeleBackup), a Canadian corporation. TeleBackup designs, develops and markets software solutions for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. As a result of the Combination Agreement, TeleBackup will become a wholly-owned subsidiary of the Company in exchange for the issuance, to the holders of TeleBackup common shares and options to purchase TeleBackup common shares, of between 1,555,000 and 1,900,000 shares of the Company's common stock or its economic equivalent, number of such shares depending upon the trading price of the Company's common stock on the Nasdaq National Market prior to the closing of the transaction. Based on the closing price of VERITAS common stock as of March 31, 1999, the total estimated purchase price is $132.5 million. The proposed acquisition is structured to qualify as a tax-free stock transaction in Canada. The transaction is expected to close in May 1999, subject to stockholder approval and other conditions.

     The NSMG and TeleBackup acquisitions will be accounted for by the Company using the purchase method of accounting. Following consummation of these transactions, the Company currently expects to incur a charge of approximately $202.8 million per fiscal quarter primarily related to the amortization of goodwill and other intangible assets over a four-year period. The Company also expects to incur charges to operations for a one-time write-off related to in-process research and development costs in the fiscal quarter in which these transactions are consummated. These charges are currently estimated to be approximately $103.1 million. Such amounts are preliminary and are subject to change upon the final determination of the purchase price of both NSMG and TeleBackup at the time of closing of each transaction. In addition, as a result of the NSMG acquisition, the Company expects to incur a restructuring charge in the same fiscal quarter that these transactions are consummated. This one-time restructuring charge relates primarily to exit costs with respect to duplicative facilities, which the Company plans to vacate. The Company estimates this restructuring charge to be in the range of $8.0 to $11.0 million. Such costs are in addition to the liability for the estimated costs to vacate facilities of NSMG, which will become duplicative upon the closing of the NSMG transaction, which liability will be assumed by the Company and included as a part of the purchase price.

7. FACILITIES LEASE COMMITMENT

      During the first quarter of 1999, VERITAS signed a letter of intent to enter into an agreement to lease real estate to be built by the lessor. In a separate agreement, VERITAS was retained by the lessor as its agent for the construction of the facility. The leases for land and improvements will be classified as operating leases. The various agreements provide for minimum lease payments which begin, generally, upon completion of construction, which is expected to be June 2001, as well as certain residual value guarantees. Pre development costs incurred by VERITAS were approximately $1.4 million through March 31, 1999, and were subsequently reimbursed by the lessor.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion contains forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, and Section 27A of the Securities Act of 1933, that involve risks and uncertainties. These forward-looking statements include statements regarding our expectations, beliefs, intentions or strategies regarding the future. All these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Some of the factors could cause actual results to differ from those projected in these forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by us in this report, and those detailed from time to time in our reports and filings with the Securities and Exchange Commission, that attempt to advise interested parties of the risks and factors that may affect our business.

OVERVIEW

      VERITAS is the leading independent supplier of enterprise data storage management solutions, providing advanced storage management software for open system environments. Our products provide performance improvement and reliability enhancement features that are critical for many commercial applications. These products enable protection against data loss and file corruption, rapid recovery after disk or system failure, the ability to process large files efficiently and the ability to manage and backup large networks of systems without interrupting users. In addition, VERITAS' products provide an automated failover between computer systems organized in clusters sharing disk resources. VERITAS' highly scalable products can be used independently, and certain products can be combined to provide interoperable client/server storage management solutions. VERITAS' products offer centralized administration with a high degree of automation, enabling customers to manage complex, distributed environments cost effectively by increasing system administrator productivity and system availability. VERITAS also provides a comprehensive range of services to assist customers in planning and implementing storage management solutions. VERITAS markets its products and associated services to original equipment manufacturers and end-user customers through a combination of direct sales and indirect sales channels. These indirect sales channels include resellers, value added resellers, hardware distributors, application software vendors and systems integrators.

      VERITAS derives its user license fee revenue from shipments of its software programs to end-user customers through direct sales channels, indirect sales channels and original equipment manufacturer customers. VERITAS' original equipment manufacturer customers either bundle VERITAS' products with the original equipment manufacturer products licensed by such original equipment manufacturers or offer them as options. Certain original equipment manufacturers may also resell VERITAS' products. VERITAS receives a user license fee each time the original equipment manufacturer licenses a copy of the original equipment manufacturer's products to a customer that incorporates one or more of VERITAS' products. VERITAS' license agreements with its original equipment manufacturer customers generally contain no minimum sales requirements and there can be no assurance that any original equipment manufacturer will either commence or continue shipping operating systems incorporating VERITAS' products in the future. Moreover, following the execution of new agreements between VERITAS and original equipment manufacturer customers and resellers, a significant period of time may elapse before any revenues to VERITAS are generated due to the development work which VERITAS must generally undertake under such agreements and the time needed for the sales and marketing organizations within such customers and distributors to become familiar with and gain confidence in VERITAS' products.

      VERITAS' services revenue consists of fees derived from annual maintenance agreements, from consulting and training services and from porting fees. The original equipment manufacturer maintenance agreements covering VERITAS products provide for technical and emergency support and minor unspecified product upgrades for a fixed annual fee. The maintenance agreements covering products that are licensed through channels other than through original equipment manufacturer channels provide for technical support and unspecified product upgrades for an annual service fee based on the number of user licenses purchased and the level of service subscribed. Porting fees consist of fees derived from porting and other non-recurring engineering efforts when VERITAS ports, or adapts, its storage management products to an original equipment manufacturer's operating system and when VERITAS develops certain new product features or extensions of existing product features at the request of a customer. In most cases, VERITAS retains the rights to technology derived from porting and non-recurring engineering work for licensing to other customers and therefore generally does such work on a relatively low, and sometimes negative, margin.

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

      VERITAS' international sales are generated primarily through its international sales subsidiaries. International revenue outside the United States and Canada, most of which is collectible in foreign currencies, accounted for 18% of the Company's total revenues for the three months ended March 31, 1999 and 22% of total revenues for the three months ended March 31, 1998. VERITAS' international revenue increased 56% from $8.4 million for the three months ended March 31, 1998 to $13.1 million for the three months ended March 31, 1999. Since much of VERITAS' international operating expenses are also incurred in local currencies, the relative impact of exchange rates on net income or loss is relatively less than the impact on revenues. Although VERITAS' operating and pricing strategies take into account changes in exchange rates over time, VERITAS' operating results may be significantly affected in the short term by fluctuations in foreign currency exchange rates. VERITAS' international subsidiaries purchase licenses from the parent company resulting in intercompany receivables and payables. These receivables and payables are carried on each company's books at the local currency that existed at the time of the transaction. Such receivables and payables are eliminated for financial statement reporting purposes. Prior to elimination, the amounts carried in foreign currencies are converted to U.S. Dollars at the then current rate, or "marked to market." The marked to market process may give rise to currency gains and losses. Such gains or losses are recognized on VERITAS' statement of operations as a component of other income, net. To date, such gains or losses have not been material.

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

      On September 1, 1998, the Company entered into a Combination Agreement to acquire TeleBackup Systems Inc. (TeleBackup), a Canadian corporation. TeleBackup designs, develops and markets software solutions for local and remote backup and recovery of electronic information stored on networked, remote and mobile personal computers. As a result of the Combination Agreement, TeleBackup will become a wholly-owned subsidiary of the Company in exchange for the issuance, to the holders of TeleBackup common shares and options to purchase TeleBackup common shares, of between 1,555,000 and 1,900,000 shares of the Company's common stock or its economic equivalent, number of such shares depending upon the trading price of the Company's common stock on the Nasdaq National Market prior to the closing of the transaction. Based on the closing price of VERITAS common stock as of March 31, 1999, the total estimated purchase price is $132.5 million. The proposed acquisition is structured to qualify as a tax-free stock transaction in Canada. The transaction is expected to close in May 1999, subject to stockholder approval and other conditions.

      On October 5, 1998, the Company entered into an Agreement and Plan of Reorganization pursuant to which the Company will acquire the Network and Storage Management Group business (NSMG) of Seagate Software, Inc. (SSI), a subsidiary of Seagate Technology, Inc. Security holders of the Company will have approximately 60% of the fully-diluted equity of the combined company. SSI and certain holders of options to purchase common stock of SSI will receive common stock and rights to acquire common stock representing approximately 40% of the combined company's fully-diluted equity securities. Based on the issuance of approximately 34.6 million shares of VERITAS common stock, and the closing price of VERITAS common stock as of March 31, 1999, the total estimated purchase price is $3.1 billion. The transaction is expected to be completed in May 1999, subject to the approval of the VERITAS and SSI stockholders, and other conditions.

      The NSMG and the TeleBackup acquisitions will be accounted for by VERITAS using the purchase method of accounting. Following consummation of these transactions, VERITAS currently expects to incur charges of approximately $202.8 million per fiscal quarter primarily related to the amortization of acquired goodwill and other intangibles over a four-year period. VERITAS also expects to incur charges to operations for a one-time write-off related to acquired in-process research and development costs in the fiscal quarter in which these transactions are consummated. These charges are currently estimated to be approximately $103.1 million. Such amounts are preliminary and are subject to change upon the final determination of the purchase price of both NSMG and TeleBackup at the time of closing of each transaction. In addition, as a result of the NSMG combination, VERITAS expects to incur a restructuring charge in the same fiscal quarter that these transactions are consummated. This one-time restructuring charge relates primarily to exit costs with respect to duplicative facilities, which VERITAS plans to vacate. VERITAS estimates this restructuring charge to be in the range of $8.0 million to $11.0 million. Such costs are in addition to the liability for the estimated costs to vacate facilities of NSMG, which will become duplicative upon the closing of the NSMG transaction, which liability will be assumed by VERITAS and included as a part of the purchase price.

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

      On February 3, 1999, VERITAS completed the acquisition of OpenVision Australia Pty. Ltd., a company principally engaged in reselling VERITAS software products and services throughout Australia and New Zealand, for a total cost of approximately $300,000 in cash. The business combination has been accounted for as a purchase and the purchase price assigned to the fair value of specific tangible and intangible assets acquired.

      On February 8, 1999, VERITAS completed the acquisition of the Pune, India operations of Frontier Software Development (India) Private Limited, a company principally engaged in the development of customized software, for a total cost of approximately $2.4 million. Of this amount, VERITAS paid $1.3 million in cash and agreed to pay Frontier certain earn-out payments totaling $1.1 million over the next two years. The business combination has been accounted for as a purchase and the purchase price assigned to the fair value of specific tangible and intangible assets acquired.

RESULTS OF OPERATIONS

   The following table sets forth the percentage of total revenue represented by certain line items from the Company's condensed consolidated statement of operations for the three months ended March 31, 1999 and 1998, respectively, and the percentage changes between the comparable periods:

                                                  PERCENTAGE OF     PERIOD-TO-PERIOD
                                                TOTAL NET REVENUE   PERCENTAGE CHANGE
                                               ------------------   ------------------
                                               THREE MONTHS ENDED   THREE MONTHS ENDED
                                                    MARCH 31,         MARCH 31, 1999
                                               ------------------   ------------------
                                                1999         1998    COMPARED TO 1998
                                               ------       -----   ------------------
Net revenue:
  User license fees .....................         78%          79%          82%
  Services ..............................         22           21           92%
                                                ----         ----
          Total revenue .................        100          100           84%
Cost of revenue:
  User license fees .....................          3            5           (1)%
  Services ..............................          9           12           45%
                                                ----         ----
          Total cost of revenue .........         12           17           31%
                                                ----         ----
Gross profit ............................         88           83           95%
Operating expenses:
  Selling and marketing .................         37           33          105%
  Research and development ..............         19           19           83%
  General and administrative ............          5            6           52%
                                                ----         ----
          Total operating expenses ......         61           58           93%
                                                ----         ----
Income from operations ..................         27           25
Interest and other income, net ..........          4            7
Interest expense ........................         (2)          (4)
                                                ----         ----
Income before income taxes ..............         29           28
Provision for income taxes...............        (10)          (5)
                                                ----         ----
Net income ..............................         19%          23%
                                                ====         ====

Gross margin:
  User license fees .....................         96%          94%
  Services ..............................         60%          46%

Net Revenue

      VERITAS' total net revenue increased 84% from $39.1 million for the three months ended March 31, 1998 to $71.9 million for the three months ended March 31, 1999. VERITAS believes that the percentage increase in total revenue achieved in this period is not necessarily indicative of future results. VERITAS' revenue is comprised of user license fees and service revenue. Growth in user license fees has been driven primarily by increasing market acceptance of VERITAS' products, introduction of new products and a larger percentage of total license revenue generated through the direct sales channel. Service revenue is derived primarily from contracts for software maintenance and technical support and, to a lesser extent, consulting services, training services and porting fees. The growth in service revenue has been driven primarily by increased sales of service and support contracts on new license sales and, to a lesser extent, by increasing renewals of these contracts by VERITAS' installed base of licensees. VERITAS also experienced an increase in demand for consulting and training services. Porting fees are derived from VERITAS' funded development efforts that are typically associated with VERITAS' agreements with original equipment manufacturers. User license fees were 78% of total net revenue for the three months ended March 31, 1999, and 79% of total net revenue for the three months ended March 31, 1998.

      User License Fees. User license fees increased 82% from $30.7 million for the three months ended March 31, 1998 to $55.8 million for the three months ended March 31, 1999. The increase was primarily the result of continued growth in market acceptance of VERITAS' software products, a greater volume of large end-user transactions, increased revenue from original equipment manufacturer resales of bundled and unbundled VERITAS products and the introduction of new products. In particular, VERITAS' user license fees from storage products increased by approximately 57% for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, and accounted for 75% of user license fees in the three months ended March 31, 1999 and 87% of user license fees in the three months ended March 31, 1998.

   Service Revenue. Service revenue increased 92% from $8.4 million for the three months ended March 31, 1998 to $16.1 million for the three months ended March 31, 1999. The increase was primarily due to increased sales of service and support contracts on new licenses, renewal of service and support contracts on existing licenses and, to a lesser extent, an increase in demand for consulting and training services.

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

   Cost of User License Fees. Cost of user license fees remained relatively constant at $2.0 million for each of the three month periods ended March 31, 1999 and March 31, 1998. Gross margin on user license fees increased from 94% for the three months ended March 31, 1998 to 96% for the three months ended March 31, 1999. The gross margin on user license fees may vary from period to period based on the license revenue mix and certain products having higher royalty rates than other products. VERITAS does not expect significant improvements in gross margin on user license fees.

   Cost of Service Revenue. Cost of service revenue increased 45% from $4.5 million for the three months ended March 31, 1998 to $6.5 million for the three months ended March 31, 1999. Gross margin on service revenue increased from 46% for the three months ended March 31, 1998 to 60% for the three months ended March 31, 1999. The increase in absolute dollars was primarily due to personnel additions in our customer support and training and consulting organizations, in anticipation of increased demand for such services. The improvement in gross margin in the three months ended March 31, 1999 compared to the three months ended March 31, 1998 was a result of increased productivity and higher service revenue growth due to a larger installed customer base paying support revenue.

Operating Expenses

      Selling and Marketing. Selling and marketing expenses consist primarily of salaries, related benefits, commissions, consultant fees and other costs associated with VERITAS' sales and marketing efforts. Selling and marketing expenses increased 105% from $13.1 million for the three months ended March 31, 1998 to $26.8 million for the three months ended March 31, 1999. Selling and marketing expenses as a percentage of total net revenue increased from 33% for the three months ended March 31, 1998 to 37% for the three months ended March 31, 1999. The increase was primarily the result of higher personnel and related costs associated with increased staffing. VERITAS intends to continue to expand its global sales and marketing infrastructure, and accordingly, VERITAS expects its selling and marketing expenses to increase in absolute dollars but not to change significantly as a percentage of revenue in the future.

   Research and Development. Research and development expenses consist primarily of salaries, related benefits, third-party consultant fees and other engineering-related costs. Research and development expenses increased 83% from $7.5 million for the three months ended March 31, 1998 to $13.8 million for the three months ended March 31, 1999. The increase was due primarily to increased staffing levels. As a percentage of total net revenue, research and development expenses remained consistent at 19% for the three months ended March 31, 1999 and 1998. VERITAS believes that a significant level of research and development investment is required to remain competitive, and expects such expenses will continue to increase in absolute dollars in future periods, although such expenses may decline slightly as a percentage of total net revenue to the extent revenue increases. Research and development expenses can be expected to fluctuate from time to time to the extent that VERITAS makes periodic incremental investments in research and development and VERITAS' level of revenue fluctuates.

      General and Administrative. General and administrative expenses consist primarily of salaries, related benefits and fees for professional services, such as legal and accounting services. General and administrative expenses increased 52% from $2.2 million for the three months ended March 31, 1998 to $3.3 million for the three months ended March 31, 1999. General and administrative expenses as a percentage of revenue declined from 6% to 5%. The increase in absolute dollars was primarily due to additional personnel costs and other expenses associated with VERITAS enhancing its infrastructure to support expansion of its operations. General and administrative expenses are expected to increase in absolute dollars, but not to change significantly as a percentage of revenue in the future, as VERITAS expands its operations.

      Interest and Other Income, Net. Interest and other income, net increased 13% from $2.7 million for the three months ended March 31, 1998 to $3.0 million for the three months ended March 31, 1999. The increase was due primarily to increased amounts of interest income attributable to the higher level of funds available for investment. Foreign exchange transaction gains and losses which are included in other income, net, have not had a material effect on VERITAS' results of operations.

      Interest Expense. Interest expense remained consistent at $1.4 million for the three months ended March 31, 1999 and 1998. Interest expense consists primarily of interest accrued under the Convertible Subordinated Notes issued by VERITAS in October 1997.

      Income Taxes. VERITAS had effective tax rates of 36% for the three months ended March 31, 1999 and 18% for the three months ended March 31, 1998. VERITAS' 1998 effective tax rate is lower than the combined federal and state statutory rates primarily due to the utilization of federal net operating loss carryforwards and other credit carryforwards, offset by the impact of state and foreign taxes. VERITAS' effective tax rate for the three months ended March 31, 1999 was higher than the effective tax rate for the three months ended March 31, 1998 primarily due to a lower benefit being derived from net operating loss carryforwards in 1999 relative to a higher level of pre-tax income.

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

      New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. VERITAS will be required to implement SFAS No. 133 for its fiscal year ending December 31, 2000. VERITAS' foreign currency exchange rate hedging activities have been insignificant to date and VERITAS does not believe that the impact of SFAS No. 133 will be material to its financial position, results of operations or cash flows.

      In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires that entities capitalize certain costs related to internal-use software once certain criteria have been met. VERITAS has implemented SOP 98-1 for its fiscal year ending December 31, 1999 and the impact of SOP 98-1 to VERITAS' financial position, results of operations and cash flows was not material.

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

LIQUIDITY AND CAPITAL RESOURCES

      VERITAS' cash, cash equivalents and short-term investments totaled $208.5 million at March 31, 1999 and represented 56% of total assets. Cash and cash equivalents are highly liquid with original maturities of ninety days or less. Short-term investments consist mainly of investment grade commercial paper, market auction preferreds and other medium-term notes. At March 31, 1999, VERITAS had $100.0 million of long-term obligations and stockholders' equity was approximately $190.3 million.

      Net cash provided by operating activities was $15.2 million in the three months ended March 31, 1999, and $15.3 million in the three months ended March 31, 1998. For the three months ended March 31, 1999, cash provided by operating activities resulted primarily from net income, an increase in deferred revenue, and a reduction in accounts receivable offset somewhat by an increase in prepaid expenses. For the three months ended March 31, 1998, cash provided by operating activities increased primarily as a result of higher net income, increases in accrued liabilities and deferred revenue balances and reductions in prepaid expenses and accounts receivable.

      VERITAS' investing activities used cash of $49.8 million in the three months ended March 31, 1999 primarily due to the net increase in short-term and long-term investments of $41.1 million and capital expenditures of $8.6 million. VERITAS' investing activities used cash of $28.0 million in the three months ended March 31, 1998 due to the net increase in short-term investments of $23.3 million and capital expenditures of $4.7 million.

      Financing activities provided cash of $7.1 million in the three months ended March 31, 1999, and $4.3 million in the three months ended March 31, 1998 from the issuance of common stock under VERITAS' employee stock plans.

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

      The issuance of the Notes resulted in a ratio of long-term debt to total capitalization at March 31, 1999 of approximately 34%. As a result of this additional indebtedness, VERITAS' principal and interest payment obligations have increased substantially. The degree to which VERITAS will be leveraged could materially and adversely affect VERITAS' ability to obtain financing for working capital, acquisitions or other purposes and could make it more vulnerable to industry downturns and competitive pressures. VERITAS will require substantial amounts of cash to fund scheduled payments of principal and interest on its indebtedness, including the Notes, future capital expenditures and any increased working capital requirements. If VERITAS is unable to meet its cash requirements out of cash flow from operations, there can be no assurance that it will be able to obtain alternative financing.

      During the first quarter of 1999, VERITAS signed a letter of intent to enter into an agreement to lease real estate to be built by the lessor. In a separate agreement, VERITAS was retained by the lessor as its agent for the construction of the facility. The leases for land and improvements will be classified as operating leases. The various agreements provide for minimum lease payments which begin, generally, upon completion of construction, which is expected to be June 2001, as well as certain residual value guarantees. Pre development costs incurred by VERITAS were approximately $1.4 million through March 31, 1999, and were subsequently reimbursed by the lessor.

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

STATE OF READINESS

      Based on our assessment to date, we believe the current versions of its software products and services are "Year 2000 ready" -- that is, they are capable of adequately distinguishing twenty-first century dates from twentieth century dates. New products are being designed and tested to be Year 2000 ready. Although our products have undergone, or will undergo, our normal quality testing procedures, there can, however, be no assurance that our products will contain all necessary date code changes. Furthermore, use of our products in connection with other products which are not Year 2000 ready, including non-compliant hardware, software and firmware may result in the inaccurate exchange of dates and result in performance problems or system failure. In addition, original equipment manufacturer derivative versions of older VERITAS products may not be Year 2000 ready. Any failure of our products to perform, including system malfunctions associated with the onset of year 2000, could result in claims against us. However, success of our Year 2000 compliance efforts may depend on the success of its customers in dealing with the Year 2000 issue, as we have formally notified all customers of the Year 2000 readiness of its products.

      Although we have not been a party to any litigation or arbitration proceeding to date that involves Year 2000 compliance issues with our products or services, there can be no assurance that we will not in the future be required to defend its products or services in such proceedings, or to negotiate resolutions of claims based on Year 2000 issues. The costs of defending and resolving Year 2000 related disputes, regardless of the merits of such disputes, and any liability we have for Year 2000 related damages, including consequential damages, could harm on our business.

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

      We are currently in the process of evaluating our information technology infrastructure in order to identify and modify any products, services or systems, including hardware, software and firmware, that are not Year 2000 ready. Based on our initial analysis of the systems potentially impacted by conducting business in the twenty-first century, we are applying a phased approach to making such systems, and accordingly, our operations, ready for the year 2000. Beyond awareness of the issues and scope of systems involved, the phases of activities in process include: an assessment of specific underlying computer systems, programs and hardware; renovation or replacement of Year 2000 non-compliant technology; validation and testing of critical systems certified by third-party suppliers to be Year 2000 ready; and implementation of Year 2000 ready systems. The table below describes the status and timing of such phased activities.

                                                                                    TARGETED
       IMPACTED SYSTEMS                                    STATUS                  COMPLETION
       ----------------                                    ------                  ----------
       Software products sold to customers      Software products tested and       Q3 1998
                                                available for customers            (completed)

       Communication networks used to carry     Assessment inventory completed     Q4 1998
         products and provide services                                             (completed)

       Hardware and software systems used       Assessment inventory completed     Q4 1998
         to manage the Company's business                                          (completed)

       Hardware and software systems used       Assessment completed               Q1 1999
         to deliver products and services                                          (completed)

       Hardware and software systems used       Validation, testing and            Q2 1999
         products and provide services           remediation in process
         (including desktops)

       Communication networks used to carry     Validation, testing and            Q2 1999
         products and provide services            remediation in process

       Hardware and software systems used       Validation, testing and            Q2/Q3 1999
         to manage the Company's business         remediation

       Non-information technology systems       Systems upgraded or replaced as    Q3 1999
         and services                             appropriate, testing and
                                                  implementation

      Extensive Year 2000 testing will be conducted on all systems considered critical to us. To date, we have not encountered any material problems in this regard with our computer systems or any other equipment that might be subject to such problems. In the event that any of our significant suppliers or customers does not successfully and timely achieve Year 2000 compliance, our business or operations could be adversely affected. This could result in system failures or generation of erroneous information and could cause significant disruption to business activities. We are reviewing what further actions are required to make all software systems used internally Year 2000 ready as well as actions needed to mitigate vulnerability to problems with suppliers and other third parties' systems.

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

      VERITAS' proposal to acquire the Seagate Software Network & Storage Management Group, or NSMG, business subjects VERITAS to further risks and uncertainties that could harm our business, financial condition and results of operations, in the near term at least, as a result of a number of factors, including:

      o the potential disruption of our business that might result from employee and customer uncertainty, or lack of management focus, following the acquisition, in connection with integrating the operations of VERITAS and the NSMG business,

      o  the possibility that the acquisition might not be consummated;

      o the effects of the acquisition on our stock price, our sales and operating results, our ability to attract and retain key management, marketing and technical personnel and the progress of certain of its development projects; and

      o the risk that the announcement of the acquisition could result in decisions by customers to defer purchases of our products or those of the NSMG business.

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

      Other business integration issues could arise. Other problems inherent in integrating the businesses of VERITAS, the Network & Storage Management Group business and TeleBackup include:

      o maintaining brand recognition for key products of the Network & Storage Management Group business products, such as Seagate Backup Exec, and of the TeleBackup product, TSInfoPro, while migrating customer identification of the brands to New VERITAS;

      o resolving channel conflicts that may arise between the original equipment manufacturer and direct sales distribution channels of VERITAS and the retail channels of the Network & Storage Management Group business;

      o coordinating, integrating and streamlining geographically dispersed operations, such as engineering facilities in: Mountain View, California; San Luis Obispo, California; Roseville, Minnesota; Heathrow, Florida; Durham, North Carolina; Tacoma Park, Maryland; Boulder, Colorado; Boston, Massachusetts; Cambridge, Massachusetts; Bellevue, Washington; Calgary, Alberta; and Pune, India; and

      o coping with customers' uncertainty about continued support for duplicative New VERITAS products.

      The integration will be expensive and is likely to interrupt our business activities. Any of these risks could harm New VERITAS' revenues and results of operations.

      Management and employee integration issues could arise. Potential management and employee integration problems include:

      o resolving differences between the corporate cultures of VERITAS and the Network & Storage Management Group business; and

      o  integrating the management teams of all three companies successfully.

      New VERITAS will incur significant accounting charges in connection with the combinations that will reduce its earnings immediately and in the future

      The significant costs of integration associated with the combinations increases the risk that we will not realize the anticipated benefits. Because New VERITAS will account for the NSMG combination and the TeleBackup combination as purchases, we expect to incur non-cash charges of approximately $103.1 million to our statements of operations, related to the write-off of in-process research and development. We also will record goodwill and other intangible assets of approximately $3,244.7 million. This amount will be amortized over four years, and will result in charges to operations of approximately $202.8 million per quarter. Such amounts are preliminary and are subject to change upon the final determination of the purchase price of both NSMG and TeleBackup at the time of closing of each transaction. In addition, we expect to incur a restructuring charge upon closing, currently expected in the first half of 1999, in the range of $8.0 million to $11.0 million, primarily related to costs for duplicative facilities which New VERITAS plans to vacate. These costs are in addition to the liability for the estimated costs to New VERITAS to vacate facilities of the Network & Storage Management Group business which will become duplicative upon the completion of the NSMG combination.

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

      The operating results of VERITAS have fluctuated in the past, and are likely to fluctuate significantly in the future. Factors that could affect our operating results include:

      o  timing and magnitude of sales through original equipment manufacturers;

      o the unpredictability of the timing and level of sales to resellers and our direct sales force, which tend to generate sales later in our quarters than original equipment manufacturer sales;

      o  timing and magnitude of large orders;

      o timing and amount of our marketing, sales and product development expenses;

      o  cost and time required to develop new software products;

      o  the introduction, timing and market acceptance of new products;

      o  our ability to deliver products that are Year 2000 ready;

      o timing of revenue recognition for sales of software products and services;

      o changes in data storage and networking technology or introduction of new operating system upgrades by original equipment manufacturers, which could require us to modify our products or develop new products;

      o  relative growth rates of the Windows NT and UNIX markets;

      o timing of Microsoft's release of the next version of Windows NT, or Windows 2000, and the rate of adoption of Windows 2000 by users;

      o  pricing policies and distribution terms; and

      o  the timing and magnitude of acquisitions.

      We will depend on large orders with lengthy sales cycles for a significant portion of our revenues

      Customer orders can range in value from a few thousand to over a million dollars. The length of time between initial contact with a potential customer and sale of a product, or our sales cycle, outside the retail channel is typically complex and lengthy, so it can last from three to nine months. These direct sales also represent our largest orders. Therefore, our revenues for a period are likely to be affected by the timing of larger orders, which makes those revenues difficult to predict. Our revenues for a quarter could be reduced if large orders forecasted for a certain quarter are delayed or are not realized. The cycle factors that could delay or defer an order, include:

      o  time needed for technical evaluations of our software by customers;

      o  customer budget restrictions;

      o  customer internal review and testing procedures; and

      o engineering work needed to integrate our software with the customers' systems.

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

      VERITAS will need to hire and retain many new sales and engineering personnel, which is difficult

      VERITAS' challenge includes personnel needs that are more acute than those facing most companies. VERITAS will need to hire many additional sales and engineering personnel. Competition for individuals with these skills is intense, particularly in many of the areas where VERITAS will seek to hire those persons. Additions of new personnel and departures of existing personnel can be disruptive to our business and can result in the departure of other employees. We will also remain dependent on the continued service of our key personnel. Even though VERITAS intends to enter into employment agreements with key management personnel, these agreements cannot prevent the departure of those employees. We do not have key person life insurance covering any of our personnel, nor do we currently intend to obtain any of this insurance.

      We will be distributing our products through multiple distribution channels, each of which is subject to risks

      Direct sales. We depend on our direct sales force to sell our products. This also involves a number of risks, including:

      o  long sales cycles for direct sales;

      o  our need to hire, train, retain and motivate our sales force; and

      o the length of time it takes our new sales representatives to become productive.

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

      Risks relating to our development agreements with Microsoft

      We have important agreements with Microsoft under which we develop software for its Windows operating system. However, if we do not develop these products in time for the release of Microsoft's Windows 2000 (formerly known as Windows NT 5.0), operating system, Microsoft will not include them in this operating system. Even if we do develop these products on time, Microsoft is not obligated under the agreements to include them in this operating system. If for any reason our software is not included in Windows 2000 we will lose our expected opportunity to market additional products to the Windows NT installed customer base, as well as suffer negative publicity. In addition, we would lose the investment we have made in developing products for inclusion in Windows 2000.

      Risks of delay of release of Windows 2000. Microsoft is not required to release Windows 2000 on any particular date. Therefore, if the release of this operating system is delayed, it will be more difficult for us to market and sell our products to Windows NT users.

      Microsoft could develop competing products. Microsoft can also develop enhancements to and derivative products from our software products that are embedded in Windows NT products. If Microsoft developed any enhancements or derivative products, or its own base products with equivalent functionality, Microsoft could choose to compete with us.

      Sales of a small number of product lines will make up a substantial portion of our revenues

      We expect to derive a substantial majority of our revenue from a limited number of software products and expects to continue to do so for the foreseeable future. For example, in the three months ended March 31, 1999, VERITAS derived approximately 75% of its license revenue from storage management products, which include Volume Manager, File System and NetBackup. If many customers do not purchase these products as a result of competition, technological change or other factors, our revenues would decrease.

      Our products have relatively short life cycles

      Our software products have a limited life cycle and it is difficult to estimate when they will become obsolete. This makes it difficult for us to forecast revenue and makes your investment in VERITAS more risky. If we do not develop and introduce new products before our existing products have completed their life cycles, we would not be able to sustain our level of sales. In addition, to succeed, many customers must adopt our new products early in the product's life cycle. Therefore, if we do not attract sufficient customers early in a product's life, we may not realize the amount of revenues we anticipated for the product. We cannot be sure that we will continue to be successful in marketing our key products.

      We derive significant revenues from only a few customers

      Sales to a small number of customers generate a disproportionate amount of our revenue. For example, in the three months ended March 31, 1999, we derived 12% of our revenue from sales to Sun Microsystems. If Sun Microsystems or any other significant customer were to reduce its purchases from us, our revenues and therefore our business would be harmed unless we were to increase sales to other customers substantially. We do not have a contract with Sun Microsystems or any other customer that requires the customer to purchase any specified number of software licenses from us. Therefore, we cannot be sure that these customers will continue to purchase our products at current levels.

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

      We face intense competition on several fronts

      VERITAS faces a wide variety of tough competitors. Our principal competitors include:

      o internal development groups within original equipment manufacturers that provide storage management functions with their systems, such as Sun Microsystems for its Solaris System, Compaq for its Digital UNIX, IBM for its AIX System and Microsoft for its Windows NT;

      o other software vendors and hardware companies that offer products with some of our products' features, such as controller and disk subsystem manufacturers;

      o hardware and software vendors that offer storage application products, such as the Cheyenne division of Computer Associates, for its ARCserve product; EMC, for its Enterprise Data Manager product; IBM, for its ADSTAR Distributed Storage Manager product; Intelliguard, for its BudTool product; Spectralogic, for its Alexandria Network Librarian product; StorageTek, for its REELbackup product; Hewlett-Packard, for its Omniback product; and Legato Systems, for its NetWorker and GEMS products; and

      o hardware and software vendors that offer high availability and clustering products, such as Fulltime Software, Inc., formerly known as Qualix Group Inc., for its Qualix HA product; Sun Microsystems, for its Sun Cluster product; and Hewlett-Packard, for its HP-ServiceGuard product.

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

      Expanding our international sales depends on economic stability in regions that recently have been unstable

      We plan to expand in overseas markets, such as Asia, Russia and Latin America, that have recently experienced significant economic turmoil. Continued turmoil could adversely affect our plans to increase sales in these regions. Economic recession could also affect our ability to maintain or increase sales in these or other regions in the future. Our concern is that recession could lead to:

      o restrictions on government spending imposed by the International Monetary Fund;

      o customers' reduced access to working capital to fund software purchases;

      o  higher interest rates; and

      o reduced bank lending or other sources of financing for customers and potential customers.

Any of these factors could cause foreign customers to not purchase our products.

      Our foreign-based operations and sales create special problems that could hurt our results

      We will have significant offshore operations, including development facilities, sales personnel and customer support operations. For example, as of March 31, 1999, VERITAS had approximately 135 engineers located in Pune, India, performing product development work. These offshore operations are subject to certain inherent risks, including:

      o potential loss of developed technology through piracy, misappropriation, or more lax laws regarding intellectual property protection;

      o  imposition of governmental controls, including trade restrictions;

      o  fluctuations in currency exchange rates and economic instability;

      o  longer payment cycles for sales in foreign countries;

      o  difficulties in staffing and managing the offshore operations;

      o seasonal reductions in business activity in the summer months in Europe and other countries; and

      o  political unrest, particularly in areas in which we have facilities.

      In addition, our international sales will be denominated in local currency, creating risk of foreign currency translation gains and losses that could affect our financial results. If we generate profits or losses in foreign countries, our effective income tax rate could also be harmed. The currency instability in Asia and other foreign financial markets may make our products more expensive than products sold by other vendors that are priced in one of the affected currencies. Therefore, foreign customers may choose not to purchase our products.

      VERITAS has a significant amount of debt

      VERITAS sold $100.0 million principal amount of 5.25% convertible subordinated notes in October 1997. The annual interest payments will be $5.25 million which VERITAS expects to fund from its cash flow from operations. As of March 31, 1999, the ratio of VERITAS' long term debt to total capitalization was 34%. VERITAS will need substantial amounts of cash to fund interest payments and to repay the principal amount of debt when it matures, while at the same time funding capital expenditures and other working capital needs. While VERITAS' cash flow has been sufficient to fund such interest payments to date, if VERITAS cannot meet its cash requirements from the cash generated by its business, it may not be able to respond to changing business or economic conditions adequately, make acquisitions or otherwise fund its business.

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

      VERITAS' acquisition strategy involves risks

      VERITAS plans to pursue a strategy of growth through acquisition. VERITAS has grown aggressively through acquisitions in the past and expects to pursue acquisitions in the future. Acquisitions involve a number of special risks and challenges, including:

      o our management's attention may be diverted, particularly in the case of multiple concurrent acquisitions;

      o we must integrate the target's operations and employees with our existing business;

      o we may have difficulty incorporating technology into our existing product lines;

      o  key employees may leave; and

      o  we may have difficulty presenting a unified corporate image.

      In the past, we have lost certain employees of acquired companies whom we desired to retain. In some cases, the integration of the operations of acquired companies took longer than initially anticipated. In addition, if the employees of target companies remain geographically dispersed from our existing staff, we may not realize some or all of the anticipated economies of scale.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

INTEREST RATE SENSITIVITY

     VERITAS' exposure to market risk for changes in interest rates relates primarily to our investment portfolio and long-term debt obligations. The primary objective of VERITAS' investment activities is to preserve principal while at the same time maximizing yields without significantly increasing risk. VERITAS' portfolio includes money markets funds, commercial paper, market auction preferreds, government agency notes and medium-term notes. The diversity of the portfolio helps VERITAS to achieve its investment objective. As of March 31, 1999, approximately 91% of VERITAS' entire portfolio will mature in one year or less and approximately 41% of our investment portfolio matures less than 90 days from the date of purchase.

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

     The following table presents the amounts of VERITAS' cash equivalents, investments and debt that may be subject to interest rate risk and the average and fixed interest rates as of March 31, 1999 by year of maturity:

                                                        2000 AND                       FAIR VALUE
                                       1999            THEREAFTER        TOTAL            TOTAL
                                   ------------       ------------     ----------      -----------
                                                         (IN THOUSANDS)
Cash equivalents and short-term
  investments .................    $   194,330                 --      $  194,330      $  194,330
Average interest rate .........           5.04%                --            5.04%           5.04%
Long-term investments .........    $       499        $    47,360      $   47,859      $   47,859
Average interest rate .........           5.86%              5.20%           5.21%           5.21%
Long-term debt ................             --        $   100,000      $  100,000      $  187,791
Fixed interest rate ...........             --               5.25%           5.25%           5.25%

PART II: OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  EXHIBITS
        The following exhibits are filed herewith:

      EXHIBIT
      NUMBER
       27.1      Financial Data Schedule (EDGAR only)


   (b) REPORTS ON FORM 8-K

   No current Reports on Form 8-K were filed by the registrant during the quarter ended March 31, 1999.

                                    SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 1999.


                                           VERITAS SOFTWARE CORPORATION

                                              /s/ KENNETH E. LONCHAR
                                 -----------------------------------------------
                                                 Kenneth E. Lonchar
                                           Senior Vice President, Finance
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS

    EXHIBIT
     NUMBER                        DESCRIPTION
    -------                        -----------
      27.1        Financial Data Schedule (EDGAR only)